Form 10-Q
period 1995-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1995-08-14
CIK 813658

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the period ended         JUNE 30, 1995
                    ----------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from              to
                               ------------    -------------

Commission File Number:             0-16718
                       ---------------------------------

             NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
              (Exact Name of Registrant as Specified in Charter)


       Washington                                        91-1366564
-------------------------------------------------------------------------------
(State of Organization)                    (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington          98101
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)              (Zip Code)

                                (206)  621-1351
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                             Yes   X       No
                                -------      -------

________________________

This filing contains __ pages.  Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                June 30,              December 31,
                                                                  1995                    1994
                                                               ----------             -----------
                                   ASSETS

Cash                                                          $   148,044             $   263,051
Accounts receivable                                               189,002                 195,505
Prepaid expenses                                                   87,463                  48,576
Property and equipment, net of accumulated
  depreciation of $8,572,293 and $7,789,802
  respectively                                                  8,568,469               9,175,305
Intangible assets, net of accumulated
  amortization of $19,569,375 and $18,567,597,
  respectively                                                  6,865,823               7,867,311


                                                              -----------             -----------
Total assets                                                  $15,858,801             $17,549,748
                                                              ===========             ===========

                          LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued expenses                         $   613,877             $   568,603
Due to managing general partner and affiliates                    102,712                  40,387
Converter deposits                                                 47,065                  53,285
Subscriber prepayments                                            122,665                 261,621
Notes payable                                                  16,796,646              17,537,318
                                                              -----------             -----------
                Total liabilities                              17,682,965              18,461,214
                                                              -----------             -----------

Partners' equity:
  General Partners:
    Contributed capital, net                                      (26,623)                (24,113)
    Accumulated deficit                                          (204,268)               (197,651)

                                                              -----------             -----------
                                                                 (230,891)               (221,764)
                                                              -----------             -----------
  Limited Partners:
    Contributed capital, net                                   18,629,296              18,877,756
    Accumulated deficit                                       (20,222,569)            (19,567,458)

                                                              -----------             -----------
                                                               (1,593,273)               (689,702)
                                                              -----------             -----------

                Total partners' equity                         (1,824,164)               (911,466)
                                                              -----------             -----------


Total liabilities and partners' equity                        $15,858,801             $17,549,748
                                                              ===========             ===========

The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                               For the six months ended June 30,
                                                               ----------------------------------
                                                                  1995                    1994
                                                               ----------              ----------
Service revenues                                               $4,116,650              $3,811,666

Expenses:
  Operating                                                       392,443                 370,135
  General and administrative (including
     $528,951 and $522,730 to affiliates
     in 1995 and 1994, respectively)                              957,598                 915,633
  Programming                                                     932,983                 717,938
  Depreciation and amortization                                 1,839,303               1,832,487
                                                               ----------              ----------

                                                                4,122,327               3,836,193
                                                               ----------              ----------

Loss from operations                                               (5,677)                (24,527)

Other income (expense):
  Interest expense                                               (641,124)               (571,922)
  Interest income                                                   2,700                     638
  Loss on disposal of assets                                      (17,627)                  -
                                                               ----------              ----------
                                                                 (656,051)               (571,284)
                                                               ----------              ----------

Net loss                                                       $ (661,728)             $ (595,811)
                                                               ==========              ==========
Allocation of net loss:

  General Partners                                             $   (6,617)             $   (5,958)
                                                               ==========              ==========

  Limited Partners                                             $ (655,111)             $ (589,853)
                                                               ==========              ==========

Net loss per limited partnership
  unit:  (49,692 units)                                        $      (13)             $      (12)
                                                               ==========              ==========

Net loss per $1,000 investment                                 $      (26)             $      (24)
                                                               ==========              ==========


The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                              For the three months ended June 30,
                                                              -----------------------------------
                                                                  1995                   1994
                                                              -----------             -----------
Service revenues                                               $2,115,782              $1,923,957

Expenses:
  Operating                                                       204,815                 190,927
  General and administrative (including
     $263,931 and $208,180 to affiliates
     in 1995 and 1994, respectively)                              491,655                 449,239
  Programming                                                     472,601                 368,026
  Depreciation and amortization                                   918,122                 922,064
                                                              -----------             -----------

                                                                2,087,193               1,930,256
                                                              -----------             -----------

Income (loss) from operations                                      28,589                  (6,299)

Other income (expense):
  Interest expense                                               (319,064)               (292,768)
  Interest income                                                   1,630                     565


                                                              -----------             -----------
                                                                 (317,434)               (292,203)
                                                              -----------             -----------


Net loss                                                       $ (288,845)             $ (298,502)
                                                              ===========             ===========
Allocation of net loss:

  General Partners                                             $   (2,888)             $   (2,985)
                                                              ===========             ===========

  Limited Partners                                             $ (285,957)             $ (295,517)
                                                              ===========             ===========

Net loss per limited partnership
  unit:  (49,692 units)                                        $       (6)             $       (6)
                                                              ===========             ===========

Net loss per $1,000 investment                                 $      (12)             $      (12)
                                                              ===========             ===========


The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)





                                                               For the six months ended June 30,
                                                              -----------------------------------
                                                                  1995                   1994
                                                              -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $ (661,728)             $ (595,811)
 Adjustments to reconcile net loss to
  cash provided by operating activities:
   Depreciation and amortization                                1,839,303               1,832,487
   Loss on disposal of assets                                      17,627                   -
   (Increase) decrease in operating assets:
     Accounts receivable                                            6,503                 (10,401)
     Prepaid expenses                                             (38,887)                 (4,152)
   Increase (decrease) in operating liabilities:
     Account payable and accrued expenses                          45,274                 250,503
     Due to managing general partner and affiliates                62,325                  13,293
     Converter deposits                                            (6,220)                 (6,340)
     Subscriber prepayments                                      (138,956)               (129,062)

                                                              -----------             -----------
Net cash from operating activities                              1,125,241               1,350,517
                                                              -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                         (248,316)               (385,388)

                                                              -----------             -----------
Net cash used in investing activities                            (248,316)               (385,388)
                                                              -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on borrowings                                (740,672)               (463,584)
 Distributions to partners                                       (250,970)               (250,970)
 Loan fees and other costs incurred                                  (290)                 (5,022)

                                                              -----------             -----------
Net cash used in financing activities                            (991,932)               (719,576)
                                                              -----------             -----------

INCREASE (DECREASE) IN CASH                                      (115,007)                245,553

CASH, beginning of period                                         263,051                  98,899

                                                              -----------             -----------
CASH, end of period                                            $  148,044              $  344,452
                                                              ===========             ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                    $  699,153              $  356,887
                                                              ===========             ===========


The accompanying note to unaudited financial statements is an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1995 and December 31, 1994, its Statements of Operations for the six and three months ended June 30, 1995 and 1994, and its Statements of Cash Flows for the six months ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues totalled $2,115,782 for the three months ended June 30, 1995 representing an increase of approximately 10% over the same period in 1994. Of these revenues, $1,492,145 (71%) was derived from basic service charges, $183,035 (9%) from premium services, $149,129 (7%) from tier services, $65,990 (3%) from installation charges, $68,334 (3%) from service maintenance contracts and $157,149 (7%) from other sources. The increase is attributable to rate increases placed into effect in the latter part of 1994, a 3% increase in basic subscribers and the addition of tier service in the Camano, WA system.

As of June 30, 1995, the Partnership's systems served approximately 22,800 basic subscribers, 6,300 premium subscribers and 7,300 tier subscribers.

Operating expenses totalled $204,815 for the three months ended June 30, 1995, representing an increase of approximately 7% over the same period in 1994.
This is the result of increased salary and benefit costs and system maintenance expense.

General and administrative expenses totalled $491,655 for the three months ended June 30, 1995, representing an increase of approximately 9% over the same period in 1994. This is a result of increased salary and benefit costs and increases in revenue based expenses such as management fees and franchise fees.

Programming expenses totalled $472,601 for the three months ended June 30, 1995, representing an increase of approximately 28% over the same period in 1994. This is due to increased costs charged by various program suppliers, additional programming costs associated with the launch of a new tier in the Camano, WA system and additional costs related to advertising support.

Depreciation and amortization expense was consistent with the same period in 1994. The slight decrease is attributable to assets being fully depreciated in the second quarter 1995 offset by new assets placed into service during the last two quarters of 1994 and the first two quarters of 1995.

Interest expense for the three months ended June 30, 1995 increased approximately 9% compared to the same period in 1994. The Partnership's average bank debt outstanding decreased from $18,225,000 in the second quarter of 1994 to $16,979,000 in the second quarter of 1995, however, the Partnership's effective interest rate increased from 6.48% to 7.11%.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
4.00 to 1 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.15 to 1. As of June 30, 1995 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $16,794,606. Certain fixed rate agreements in place as of March 31, 1995 expired during the second quarter of 1995, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $7,900,000 at Libor based rate of 7.75% expiring January 16, 1996 and $8,463,000 fixed at 6.40% under the terms of a self-amortizing interest rate swap agreement with the Partnership's lender expiring September 30, 1996. The balance of $431,606 bears interest at the prime rate plus 3/4% (currently 9.50%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the second quarter of 1995, the Partnership incurred approximately $171,000 in capital expenditures. These include costs associated with the tier launch in the Camano, WA system, channel additions in the Sequim, WA system and the purchase of local programming equipment in the Brenham, TX system. Planned capital expenditures for the balance of 1995 include line extensions in various systems, channel additions, initial phases of system upgrades to 450 MHz and vehicle replacements.

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

Future rate increases under this regulatory environment will be dependent on several factors including the level of inflation as measured by the annual change in the GNP-PI index, increases in "external costs" as defined by the FCC and possible changes to the existing rules regarding rate inreases associated with the launch of new services on regulated tiers. Because of the uncertainties associated with these factors the future impact of rate regulation on the Partnership's results of operations cannot be determined at this time. Management feels it is reasonably possible under the price cap mechanism that operating margins will stabilize and perhaps increase in future periods as inflation and external cost increases are allowed to be passed through to subscribers through rate adjustments.

                          PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

     27.0  Financial Data Schedule

(b)  No reports on Form 8-K have been filed during the quarter ended
     June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                  BY:  Northland Communications Corporation,
                       Managing General Partner



Dated:                         BY:  /s/ RICHARD I.CLARK
       -----------------            -----------------------------------------
                                    Richard I. Clark
                                    (Vice President/Treasurer)



Dated:                         BY:  /s/ GARY S. JONES
       -----------------            -----------------------------------------
                                    Gary S. Jones
                                    (Vice President)