Form 10-Q
period 1995-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1995-11-13
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended      SEPTEMBER 30, 1995

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                            to
                               ---------------------------  -------------------
Commission File Number:                 0-16718

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

               (Exact Name of Registrant as Specified in Charter)

      Washington                                  91-1366564
(State of Organization)               (I.R.S. Employer Identification No.)

  1201 Third Avenue, Suite 3600, Seattle, Washington              98101
  (Address of Principal Executive Offices)                      (Zip Code)

                       (206) 621-1351

              (Registrant's telephone number, including area code)

                           N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X     NO
                                        ----        ----
------------------------
This filing contains __ pages.  Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)




                                                                          September 30,                 December 31,
                                                                              1995                          1994
                                                                          -------------                --------------
                                                              ASSETS

Cash                                                                      $    298,609                  $    263,051
Accounts receivable                                                            195,224                       195,505
Prepaid Expenses                                                               107,173                        48,576
Property and equipment, net of accumulated
  depreciation of $8,991,147 and $7,789,802,
  respectively                                                               8,262,767                     9,175,305
Intangible assets, net of accumulated
  amortization of $20,070,264 and $18,567,597,
  respectively                                                               6,364,934                     7,867,311
                                                                          ------------                  ------------
Total assets                                                              $ 15,228,707                  $ 17,549,748
                                                                          ============                  ============


                                           LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                                     $    808,301                  $    568,603
Due to managing general partner and affiliates                                  73,781                        40,387
Converter deposits                                                              43,570                        53,285
Subscriber prepayments                                                         136,528                       261,621
Notes payable                                                               16,426,011                    17,537,318

                                                                          ------------                  ------------
                  Total liabilities                                         17,488,190                    18,461,214
                                                                          ------------                  ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                                    (27,928)                      (24,113)
   Accumulated deficit                                                        (207,317)                     (197,651)

                                                                          ------------                  ------------
                                                                              (235,245)                     (221,764)
                                                                          ------------                  ------------

 Limited Partners:
   Contributed capital, net                                                 18,500,115                    18,877,756
   Accumulated deficit                                                     (20,524,354)                  (19,567,458)

                                                                          ------------                  ------------
                                                                            (2,024,239)                     (689,702)
                                                                          ------------                  ------------


                  Total partners' equity                                    (2,259,484)                     (911,466)
                                                                          ------------                  ------------


Total liabilities and partners' equity                                    $ 15,228,707                  $ 17,549,748
                                                                          ============                  ============


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                 For the nine months ended September 30,
                                                 ---------------------------------------

                                                        1995                        1994
                                                    -----------                 -----------
Service revenues                                    $ 6,273,125                 $ 5,775,365

Expenses:
  Operating                                             606,546                     550,493
  General and administrative (including
     $823,649 and $727,069 to affiliates
     in 1995 and 1994, respectively)                  1,487,822                   1,390,460
Programming                                           1,426,577                   1,121,374
Depreciation and amortization                         2,759,042                   2,751,768

                                                    -----------                 -----------
                                                      6,279,987                   5,814,095
                                                    -----------                 -----------

Loss from operations                                     (6,862)                    (38,730)

Other income (expense):
   Interest expense                                    (946,115)                   (885,913)
   Interest income                                        4,042                         956
   Loss on disposal of assets                           (17,627)                       --

                                                    -----------                 -----------
                                                       (959,700)                   (884,957)
                                                    -----------                 -----------


Net loss                                            $  (966,562)                   (923,687)
                                                    ===========                 ===========


Allocation of net loss:

  General Partners                                  $    (9,666)                $    (9,237)
                                                    ===========                 ===========


  Limited Partners                                  $  (956,896)                $  (914,450)
                                                    ===========                 ===========


Net loss per limited partnership unit:
     (49,687 units and 49,730 units, respectively)  $       (19)                $       (18)
                                                    ===========                 ===========


Net loss per $1,000 investment                      $       (39)                $       (37)
                                                    ===========                 ===========


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                                 For the three months ended September 30,
                                                              ---------------------------------------------

                                                                   1995                           1994
                                                              --------------                ---------------

Service revenues                                               $   2,156,475                 $   1,963,699

Expenses:
  Operating                                                          214,103                       180,358
  General and administrative (including
     $204,339 and $255,405 to affiliates
     in 1995 and 1994, respectively)                                 530,224                       474,827
Programming                                                          493,594                       403,436
Depreciation and amortization                                        919,739                       919,281

                                                               -------------                 -------------
                                                                   2,157,661                     1,977,902
                                                               -------------                 -------------

Loss from operations                                                  (1,186)                      (14,203)

Other income (expense):
   Interest expense                                                 (304,990)                     (313,991)
   Interest income                                                     1,342                           318
   Gain on disposal of assets                                             -                             -

                                                               -------------                 -------------
                                                                    (303,648)                     (313,673)
                                                               -------------                 -------------


Net loss                                                       $    (304,834)                $    (327,876)
                                                               =============                 =============


Allocation of net loss

   General Partners                                            $      (3,048)                $      (3,279)
                                                               =============                 =============


   Limited Partners                                            $    (301,785)                $    (324,597)
                                                               =============                 =============


Net loss per limited partnership unit:
     (49,687 units and 49,730 units, respectively)             $          (6)                $          (7)
                                                               =============                 =============


Net loss per $1,000 investment                                 $         (12)                $         (13)
                                                               =============                 =============






The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                                   For the nine months ended September 30,
                                                                --------------------------------------------

                                                                    1995                             1994
                                                                -----------                      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $  (966,562)                     $  (923,687)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                                  2,759,042                        2,751,768
   Loss on disposal of assets                                        17,627                             --
   (Increase) decrease in operating assets:
     Accounts receivable                                                281                          (29,858)
     Prepaid expenses                                               (58,597)                          (1,922)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                          239,698                          159,540
     Due to managing general partner and affiliates                  33,394                           28,675
     Converter deposits                                              (9,715)                         (13,515)
     Subscriber prepayments                                        (125,093)                        (112,633)

                                                                -----------                      -----------
Net cash from operating activities                                1,890,075                        1,858,368
                                                                -----------                      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                            (361,466)                        (551,825)

                                                                -----------                      -----------
Net cash used in investing activities                              (361,466)                        (551,825)
                                                                -----------                      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                 (1,111,307)                        (695,644)
Distributions to partners                                          (376,454)                        (376,456)
Loan fees and other costs incurred                                     (290)                          (5,022)
Repurchase of limited partner interest                               (5,000)                            --

                                                                -----------                      -----------
Net cash used in financing activities                            (1,493,051)                      (1,077,122)
                                                                -----------                      -----------

INCREASE IN CASH                                                     35,558                          229,421

CASH, beginning of period                                           263,051                           98,899


                                                                -----------                      -----------
CASH, end of period                                             $   298,609                      $   328,320
                                                                ===========                      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                     $   756,393                      $   663,742
                                                                ===========                      ===========



The accompanying note to unaudited financial statements is an integral part of these statements

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1995 and December 31, 1994, its Statements of Operations for the nine and three months ended September 30, 1995 and 1994, and its Statements of Cash Flows for the nine months ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $2,156,475 for the three months ended September 30, 1995 representing an increase of approximately 10% over the same period in 1994. Of these revenues, $1,502,818 (71%) was derived from basic service charges, $188,236 (9%) from premium services, $161,406 (7%) from tier services, $66,935 (3%) from installation charges, $69,361 (3%) from service maintenance contracts and $167,719 (7%) from other sources. The revenue growth is attributable to rate increases placed into effect in the latter part of 1994, a 3% increase in basic subscribers and the addition of tier service in the Camano, WA system.

As of September 30, 1995, the Partnership's systems served approximately 23,000 basic subscribers, 6,300 premium subscribers and 7,700 tier subscribers.

Operating expenses totaled $214,103 for the three months ended September 30, 1995, representing an increase of approximately 19% over the same period in 1994. This is the result of increased salary and benefit costs and system maintenance expense.

General and administrative expenses totaled $530,224 for the three months ended September 30, 1995, representing an increase of approximately 12% over the same period in 1994. This is a result of increased salary and benefit costs and increases in revenue based expenses such as management fees and franchise fees.

Programming expenses totaled $493,594 for the three months ended September 30, 1995, representing an increase of approximately 22% over the same period in 1994. This is due to increased costs charged by various program suppliers, additional programming costs associated with the new tier in the Camano, WA system and additional costs related to advertising support.

Depreciation and amortization expense was consistent with the same period in 1994. The slight increase is attributable to new assets placed into service during the last quarter of 1994 and the first three quarters of 1995 offset by assets being fully depreciated in the third quarter 1995.

Interest expense for the three months ended September 30, 1995 increased approximately 3% compared to the same period in 1994. The Partnership's average bank debt outstanding decreased from $17,879,000 in the third quarter of 1994 to $16,610,000 in the third quarter of 1995, however, the Partnership's effective interest rate increased from 6.70% To 7.09%.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
4.00 To 1 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.15 To 1. As of September 30, 1995 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $16,425,494. Certain fixed rate agreements in place as of June 30, 1995 expired during the third quarter of 1995, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $7,900,000 at Libor based rate of 7.75% expiring January 16, 1996 and $8,277,000 fixed at 6.40% under the terms of a self-amortizing interest rate swap agreement with the Partnership's lender expiring September 30, 1996. The balance of $248,494 bears interest at the prime rate plus 3/8% (currently 9.13%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 1995, the Partnership incurred approximately $113,000 in capital expenditures. These include costs associated with the tier launch in the Camano, WA system, plant extensions to serve new subscribers in the Bay City, TX and Sequim, WA systems and the purchase of local programming equipment in the Brenham, TX system. Planned capital expenditures for the balance of 1995 include line extensions in various systems, channel additions, initial phases of system upgrades to 450 MHz and vehicle replacements.

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

On May 5, 1995, The FCC announced the adoption of a simplified set of rate regulation rules that will apply to "small" cable systems, defined as a system serving 15,000 or fewer subscribers, that are owned by "small" companies, defined as a company serving 400,000 or fewer subscribers. Under the FCC's definition, the Partnership is a "small" company and each of the Partnership's cable systems are "small" systems. Maximum permitted rates under these revised rules are dependent on several factors including the number of regulated channels offered, net asset basis of plant and equipment used to deliver regulated services, the number of subscribers served and a reasonable rate of return.

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

           None

ITEM 3     Defaults upon senior securities

           None

ITEM 4     Submission of matters to a vote of security holders

           None

ITEM 5     Other information

           None

ITEM 6     Exhibits and Reports on Form 8-K

(a)  Exhibit index

     27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                        Managing General Partner

Dated:                 BY: /s/ Richard I.Clark
      ----------------         --------------------------------
                               Richard I. Clark
                               (Vice President/Treasurer)

Dated:                 BY: /s/ Gary S. Jones
      ----------------         --------------------------------
                               Gary S. Jones
                               (Vice President)