Form 10-Q
period 1996-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1996-05-15
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the period ended        MARCH 31, 1996
                                 ------------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from              to
                                           ------------    ------------------

Commission File Number:      0-16718
                       ------------------------------------------------------

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
            --------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

       Washington                     91-1366564
- -----------------------            ------------------------------------------
(State of Organization)            (I.R.S. Employer Identification No.)

      1201 Third Avenue, Suite 3600, Seattle, Washington            98101
- -----------------------------------------------------------------------------
      (Address of Principal Executive Offices)                 (Zip Code)

                   (206)  621-1351
- -----------------------------------------------------------------------------
                   (Registrant's telephone number, including area code)

                      N/A
- -----------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes         No   X
                                  -----     -----


- ------------------------
This filing contains    pages. Exhibits index appears on page   .

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                               March 31,     December 31,
                                                                 1996            1995
                                                             ------------    ------------

                                     ASSETS

  Cash                                                       $    618,367    $    309,737
  Accounts receivable                                             254,824         227,249
  Prepaid expenses                                                134,821          61,141
  Property and equipment, net of accumulated
    depreciation of $9,840,585 and $9,415,089,
    respectively                                               10,636,255       8,055,009
  Intangible assets, net of accumulated
    amortization of $20,070,264 and $20,571,173,
    respectively                                               13,343,237       5,867,833

                                                             ------------    ------------
  Total assets                                               $ 24,987,504    $ 14,520,969
                                                             ============    ============


                        LIABILITIES AND PARTNERS' EQUITY

  Accounts payable and accrued expenses                      $    786,966    $    733,096
  Due to managing general partner and affiliates                  268,584          80,387
  Converter deposits                                               39,133          41,793
  Subscriber prepayments                                          136,041         236,032
  Notes payable                                                26,700,000      16,056,381

                                                             ------------    ------------
                    Total liabilities                          27,930,724      17,147,689
                                                             ------------    ------------

  Partners' equity:
   General Partners:
     Contributed capital, net                                     (25,367)        (24,113)
     Accumulated deficit                                         (216,614)       (214,703)

                                                             ------------    ------------
                                                                 (241,981)       (238,816)
                                                             ------------    ------------

   Limited Partners:
     Contributed capital, net                                  18,743,576      18,867,756
     Accumulated deficit                                      (21,444,815)    (21,255,660)

                                                             ------------    ------------
                                                               (2,701,239)     (2,387,904)
                                                             ------------    ------------


                    Total partners' equity                     (2,943,220)     (2,626,720)
                                                             ------------    ------------


  Total liabilities and partners' equity                     $ 24,987,504    $ 14,520,969
                                                             ============    ============


  The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)

                                                           For the three months ended March 31,
                                                          --------------------------------------

                                                             1996                        1995
                                                          -----------                -----------

  Service revenues                                        $ 2,357,139                $ 2,000,867

  Expenses:
    Operating                                                 216,976                    187,628
    General and administrative (including
       $269,299 and $265,020 to affiliates
       in 1996 and 1995, respectively)                        550,234                    465,943
  Programming                                                 559,411                    460,381
  Depreciation and amortization                               926,392                    921,181

                                                          -----------                -----------
                                                            2,253,013                  2,035,133
                                                          -----------                -----------

  Loss from operations                                        104,126                    (34,266)

  Other income (expense):
     Interest expense                                        (296,376)                  (322,061)
     Interest income                                            1,185                      1,071
     Loss on disposal of assets                                  --                      (17,627)

                                                          -----------                -----------
                                                             (295,191)                  (338,617)
                                                          -----------                -----------


  Net loss                                                $  (191,065)                  (372,883)
                                                          ===========                ===========


  Allocation of net loss:

     General Partners                                     $    (1,911)               $    (3,729)
                                                          ===========                ===========


     Limited Partners                                     $  (189,154)               $  (369,154)
                                                          ===========                ===========


  Net loss per limited partnership unit:
       (49,672 units and 49,692 units, respectively)      $        (4)               $        (7)
                                                          ===========                ===========


  Net loss per $1,000 investment                          $        (8)               $       (15)
                                                          ===========                ===========



  The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                            For the three months ended March 31,
                                                           --------------------------------------

                                                               1996                       1995
                                                           ------------                ----------

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $   (191,065)               $(372,883)
  Adjustments to reconcile net loss to
     cash provided by operating activities:
     Depreciation and amortization                              926,392                  921,181
     Loss on disposal of assets                                    --                     17,627
     (Increase) decrease in operating assets:
       Accounts receivable                                      (27,575)                   6,745
       Prepaid expenses                                         (73,680)                 (94,678)
     Increase (decrease) in operating liabilities
       Accounts payable and accrued expenses                     53,870                  (81,000)
       Due to managing general partner and affiliates           188,197                   15,685
       Converter deposits                                        (2,660)                  (3,725)
       Subscriber prepayments                                   (99,991)                (133,372)

                                                           ------------                ---------
  Net cash from operating activities                            773,488                  275,580
                                                           ------------                ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                       (94,691)                 (77,745)
  Purchase of cable television systems                       (9,947,179)

                                                           ------------                ---------
  Net cash used in investing activities                     (10,041,870)                 (77,745)
                                                           ------------                ---------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on borrowings                                 --                   (370,078)
  Distributions to partners                                    (125,434)                (125,486)
  Proceeds from borrowings under long term debt, net         10,643,619                     --
  Loan fees and other costs incurred                           (941,173)                    (290)

                                                           ------------                ---------
  Net cash used in financing activities                       9,577,012                 (495,854)
                                                           ------------                ---------

  INCREASE IN CASH                                              308,630                 (298,019)

  CASH, beginning of period                                     309,737                  263,051


                                                           ------------                ---------
  CASH, end of period                                      $    618,367                $ (34,968)
                                                           ============                =========


  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest              $    305,561                $ 431,594
                                                           ============                =========



   The accompanying note to unaudited financial statements is an integral part of these statements

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1996 and December 31, 1995, its Statements of Operations for the three months ended March 31, 1996 and 1995, and its Statements of Cash Flows for the three months ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $2,357,139 for the three months ended March 31, 1996 representing an increase of approximately 18% over the same period in 1995. Of these revenues, $1,670,765 (71%) was derived from basic service charges, $211,628 (9%) from premium services, $176,391 (7%) from tier services, $57,052 (2%) from installation charges, $72,234 (3%) from service maintenance contracts and $169,069 (8%) from other sources. The revenue growth is attributable to rate increases placed into effect in the latter part of 1995, and the acquisition of approximately 6,500 subscribers in Vidalia, GA.

As of March 31, 1996, the Partnership's systems served approximately 29,400 basic subscribers, 10,400 premium subscribers and 11,600 tier subscribers.

Operating expenses totaled $216,976 for the three months ended March 31, 1996, representing an increase of approximately 16% over the same period in 1995. This is the result of increases in salary and benefit costs and the acquisition of the Vidalia, GA systems.

General and administrative expenses totaled $550,234 for the three months ended March 31, 1996, representing an increase of approximately 18% over the same period in 1995. This is a result of increased salary and benefit costs and increases in revenue based expenses such as management fees and franchise fees, which coincide with the revenue growth noted above.

Programming expenses totaled $559,411 for the three months ended March 31, 1996, representing an increase of approximately 22% over the same period in 1995. This is due to increased costs charged by various program suppliers, and higher costs associated with additional subscribers from the acquisition of systems in Vidalia, GA.

Depreciation and amortization expense for the three months ended March 31, 1996 increased approximately 1% over the same period in 1995. The increase is attributable to new assets acquired in the Vidalia, GA system, offset by assets being fully depreciated in the first quarter of 1996.

Interest expense for the three months ended March 31, 1996 decreased approximately 8% compared to the same period in 1995. The Partnership's average bank debt outstanding increased from $17,348,000 in the first quarter of 1995 to $21,228,000 in the first quarter of 1996, however, the Partnership's effective interest rate decreased from 7.43% to 5.58%.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.75 to 1 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1. As of March 31, 1996 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $26,400,000. Certain fixed rate agreements in place as of December 31, 1995 expired during the fist quarter of 1996, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: 7,300,000 fixed at 7.84% under the terms of an interest rate swap agreement with the Partnership's lender expiring January 16, 1998; $7,835,250 fixed at 6.9% under the terms of an amortizing interest rate swap agreement with the Partnership's lender expiring September 30, 1996; $10,000,000 fixed at 7.92% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 6, 1998; and $1,000,000 fixed at a Libor rate of 7.9375% expiring June 10, 1996. The balance of $264,750 bears interest at prime plus 1.25% (currently 9.50%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 1996, the Partnership incurred approximately $95,000 in capital expenditures. These included line extensions in various systems and storm damage repairs in the Camano Island, WA system. Planned expenditures for the balance of 1996 include initial efforts to upgrade the Sequim, WA system and line extensions, advertising insertion equipment and vehicle replacements in various systems.

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

On May 5, 1995, the FCC announced the adoption of a simplified set of rate regulation rules that will apply to "small" cable systems, defined as a system serving 15,000 or fewer subscribers, that are owned by "small" companies, defined as a company serving 400,000 or fewer subscribers. Under the FCC's definition, the Partnership is a "small" company and each of the Partnership's cable systems are "small" systems. Maximum permitted rates under these revised rules is dependent on several factors including the number of regulated channels offered, net asset basis of plant and equipment used to deliver regulated services, the number of subscribers served and a reasonable rate of return.

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

As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 23% of the Partnership's subscribers have elected to certify and no RFJ's have been received from franchise authorities. Based on management's analysis, the rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

                           PART II - OTHER INFORMATION

ITEM 1 Legal proceedings
     None

ITEM 2 Changes in securities
     None

ITEM 3 Defaults upon senior securities
     None

ITEM 4 Submission of matters to a vote of security holders
     None

ITEM 5 Other information
     None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

     27.0  Financial Data Schedule
(b) Form 8-K, dated February 29, 1996 was filed March 15, 1996 reporting the acquisition of the Vidalia, GA systems which occurred on February, 29 1996 and March 1, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     BY:  Northland Communications Corporation,
                          Managing General Partner



Dated: 5-14-96                   BY:  /s/ RICHARD I. CLARK
      ---------------                 ------------------------------------
                                      Richard I. Clark
                                      (Vice President/Treasurer)



Dated: 5-14-96                   BY:  /s/ GARY S. JONES
      ---------------                 ------------------------------------
                                      Gary S. Jones
                                      (Vice President)