Form 10-Q
period 1996-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1996-08-14
CIK 813658

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the period ended            JUNE 30, 1996
                        --------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period
from____________________________to_______________________________

Commission File Number:             0-16718
                        -----------------------------------------

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
               (Exact Name of Registrant as Specified in Charter)


       Washington                                     91-1366564
(State of Organization)                 (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington                98101
- -------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                   (Zip Code)

                                (206)  621-1351
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes        No   X
                                 -----     -----
________________________
This filing contains __ pages.  Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)



                                                                                              June 30,            December 31,
                                                                                                1996                  1995
                                                                                            ------------          ------------
                                 ASSETS
Cash                                                                                        $  1,139,247          $    309,737
Accounts receivable                                                                              285,347               227,249
Prepaid expenses                                                                                 134,625                61,141
Property and equipment, net of accumulated
  depreciation of $10,368,941 and $9,415,089,
  respectively                                                                                10,380,943             8,055,009
Intangible assets, net of accumulated
  amortization of $21,572,963 and $20,571,173,
  respectively                                                                                12,931,980             5,867,833
                                                                                            ------------          ------------
Total assets                                                                                $ 24,872,142          $ 14,520,969
                                                                                            ============          ============

                    LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                                                       $  1,220,259          $    733,096
Due to managing general partner and affiliates                                                   166,882                80,387
Converter deposits                                                                                38,164                41,793
Subscriber prepayments                                                                           137,248               236,032
Notes payable                                                                                 26,697,949            16,056,381
                                                                                            ------------          ------------
                  Total liabilities                                                           28,260,502            17,147,689
                                                                                            ------------          ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                                                      (25,367)              (24,113)
   Accumulated deficit                                                                          (220,985)             (214,703)
                                                                                            ------------          ------------
                                                                                                (246,352)             (238,816)
                                                                                            ------------          ------------

 Limited Partners:
   Contributed capital, net                                                                   18,735,576            18,867,756
   Accumulated deficit                                                                       (21,877,584)          (21,255,660)
                                                                                            ------------          ------------
                                                                                              (3,142,008)           (2,387,904)
                                                                                            ------------          ------------

                  Total partners' equity                                                      (3,388,360)           (2,626,720)
                                                                                            ------------          ------------

Total liabilities and partners' equity                                                      $ 24,872,142          $ 14,520,969
                                                                                            ============          ============


 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                                              For the six months ended June 30,
                                                                                              ---------------------------------
                                                                                                 1996                  1995
                                                                                              ----------            ----------
Service revenues                                                                              $5,144,170            $4,116,650

Expenses:
  Operating                                                                                      494,610               392,443
  General and administrative (including
     $581,913 and $528,951 to affiliates
     in 1996 and 1995, respectively)                                                           1,239,957               957,598
Programming                                                                                    1,263,156               932,983
Depreciation and amortization                                                                  1,955,678             1,839,303
                                                                                              ----------            ----------
                                                                                               4,953,401             4,122,327
                                                                                              ----------            ----------

Income (loss) from operations                                                                    190,769                (5,677)

Other income (expense):
   Interest expense                                                                             (823,759)             (641,124)
   Interest income                                                                                 4,750                 2,700
   Other income                                                                                      707                     0
   Loss on disposal of assets                                                                       (672)              (17,627)
                                                                                              ----------            ----------
                                                                                                (818,974)             (656,051)
                                                                                              ----------            ----------

Net loss                                                                                      $ (628,205)             (661,728)
                                                                                              ==========            ==========

Allocation of net loss:

   General Partners                                                                           $   (6,282)           $   (6,617)
                                                                                              ==========            ==========

   Limited Partners                                                                           $ (621,923)           $ (655,111)
                                                                                              ==========            ==========


Net loss per limited partnership unit:
     (49,656 units and 49,692 units, respectively)                                            $      (13)           $      (13)
                                                                                              ==========            ==========

Net loss per $1,000 investment                                                                $      (25)           $      (26)
                                                                                              ==========            ==========





 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                                             For the three months ended June 30,
                                                                                             -----------------------------------
                                                                                                 1996                  1995
                                                                                              ----------            ----------
Service revenues                                                                              $2,787,032            $2,115,782

Expenses:
  Operating                                                                                      277,634               204,815
  General and administrative (including
     $312,614and $263,931 to affiliates
     in 1996 and 1995, respectively)                                                             689,723               491,655
Programming                                                                                      703,746               472,601
Depreciation and amortization                                                                  1,029,286               918,122
                                                                                              ----------            ----------
                                                                                               2,700,389             2,087,193
                                                                                              ----------            ----------

Income from operations                                                                            86,643                28,589

Other income (expense):
   Interest expense                                                                             (527,383)             (319,064)
   Interest income                                                                                 3,565                 1,630
   Other income                                                                                      707                     0
   Loss on disposal of assets                                                                       (672)                    0
                                                                                              ----------            ----------
                                                                                                (523,783)             (317,434)
                                                                                              ----------            ----------

Net loss                                                                                      $ (437,140)           $ (288,845)
                                                                                              ==========            ==========

Allocation of net loss

   General Partners                                                                           $   (4,371)           $   (2,888)
                                                                                              ==========            ==========

   Limited Partners                                                                           $ (432,769)           $ (285,957)
                                                                                              ==========            ==========

Net loss per limited partnership unit:
     (49,656 units and 49,692 units, respectively)                                            $       (9)           $       (6)
                                                                                              ==========            ==========

Net loss per $1,000 investment                                                                $      (17)           $      (12)
                                                                                              ==========            ==========





 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                                             For the six months ended June 30,
                                                                                            ----------------------------------
                                                                                                1996                   1995
                                                                                            ------------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                    $   (628,205)           $ (661,728)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                                                               1,955,678             1,839,303
   Loss on disposal of assets                                                                        672                17,627
   (Increase) decrease in operating assets:
     Accounts receivable                                                                         (58,098)                6,503
     Prepaid expenses                                                                            (73,484)              (38,887)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                                                       487,163                45,274
     Due to managing general partner and affiliates                                               86,495                62,325
     Converter deposits                                                                           (3,629)               (6,220)
     Subscriber prepayments                                                                      (98,784)             (138,956)
                                                                                            ------------            ----------
Net cash from operating activities                                                             1,667,808             1,125,241
                                                                                            ------------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                                                         (368,442)             (248,316)
Purchase of cable television systems                                                         (10,237,530)                  -
                                                                                            ------------            ----------
Net cash used in investing activities                                                        (10,605,972)             (248,316)
                                                                                            ------------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net                                            10,641,568
Principal payments on borrowings                                                                     -                (740,672)
Distributions to partners                                                                       (125,434)             (250,970)
Loan fees and other costs incurred                                                              (740,460)                 (290)
Repurchase of limited partner interest                                                            (8,000)                  -
                                                                                            ------------            ----------
Net cash from (used in) financing activities                                                   9,767,674              (991,932)
                                                                                            ------------            ----------

INCREASE (DECREASE) IN CASH                                                                      829,510              (115,007)

CASH, beginning of period                                                                        309,737               263,051
                                                                                            ------------            ----------
CASH, end of period                                                                         $  1,139,247            $  148,044
                                                                                            ============            ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                                                 $    670,388            $  699,153
                                                                                            ============            ==========

 The accompanying note to unaudited financial statements is an integral part of these statements

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1996 and December 31, 1995, its Statements of Operations for the six and three months ended June 30, 1996 and 1995, and its Statements of Cash Flows for the six months ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues totaled $2,787,032 for the three months ended June 30, 1996 representing an increase of approximately 32% over the same period in 1995. Of these revenues, $1,993,420 (71%) was derived from basic service charges, $256,434 (9%) from premium services, $188,208 (7%) from tier services, $72,533 (3%) from installation charges, $72,350 (3%) from service maintenance contracts and $204,087 (7%) from other sources. The revenue growth is attributable to rate increases placed into effect in the latter part of 1995, increases in advertising sales and the acquisition of approximately 6,500 subscribers in Vidalia, GA.

As of June 30, 1996, the Partnership's systems served approximately 29,100 basic subscribers, 9,800 premium subscribers and 8,700 tier subscribers.

Operating expenses totaled $277,634 for the three months ended June 30, 1996, representing an increase of approximately 36% over the same period in 1995. This is primarily the result of increases in salary and benefit costs due to cost of living adjustments and the acquisition of the Vidalia, GA systems.

General and administrative expenses totaled $689,723 for the three months ended June 30, 1996, representing an increase of approximately 40% over the same period in 1995. The increase is attributable to increases in salary and benefit costs due to cost of living adjustments; the acquisition of the Vidalia, GA systems and increases in revenue based expenses, such as, management and franchise fees as a result of increased revenue as noted previously.

Programming expenses totaled $703,746 for the three months ended June 30, 1996, representing an increase of approximately 49% over the same period in 1995. This is mainly due to increased costs charged by various program suppliers and the addition of the Vidalia, GA subscribers. In addition, costs of advertising increased as a result of higher advertising revenues.

Depreciation and amortization expense for the three months ended June 30, 1996 increased approximately 12% over the same period in 1995. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired from the purchase of the Vidalia, GA systems.

Interest expense for the three months ended June 30, 1996 increased approximately 65% compared to the same period in 1995. The Partnership's average bank debt outstanding increased from $18,225,000 in the second quarter of 1995 to $26,400,000 in the second quarter of 1996, and the Partnership's effective interest rate increased from 7.52% during the second quarter of 1995 to 7.99% during the second quarter of 1996.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and borrowing capacity under the Partnership's existing revolving credit facility. The extent to which the Partnership can borrow is dependent on certain financial ratios. Based on these ratios at June 30, 1996, the Partnership had access to approximately $2,550,000 of unused borrowing capacity. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.75 to 1 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1. As of June 30, 1996 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $26,400,000. Certain fixed rate agreements in place as of March 31, 1996 expired during the second quarter of 1996, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: 7,300,000 fixed at 7.84% under the terms of an interest rate swap agreement with the Partnership's lender expiring January 16, 1998; $7,835,250 fixed at 6.90% under the terms of an amortizing interest rate swap agreement with the Partnership's lender expiring September 30, 1996; $10,000,000 fixed at 7.92% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 6, 1998; and $1,000,000 fixed at a Libor rate of 8.19% expiring September 30, 1996. The balance of $264,750 bears interest at prime plus 1.25% (currently 9.50%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.


Capital Expenditures

During the second quarter of 1996, the Partnership incurred approximately $274,000 in capital expenditures. These included vehicle replacements in the Brenham, TX and Camano, WA systems; purchases of computers and advertising equipment in the Vidalia, GA system; line extensions in the Camano, WA and Sequim, WA systems; and security trapping of certain program services in the Vidalia, GA system.

Planned expenditures for the balance of 1996 include the initial phase of a system upgrade to 450 MHz in the Sequim, WA system; line extensions and a fiber design of a portion of the Camano, WA system; and the purchase of advertising equipment in the Brenham, TX system.

Acquisition

The Partnership has entered into a purchase agreement to acquire the cable television system servicing approximately 3,300 subscribers in and around Sandersville, GA. The purchase price of the system is $5,600,000 and will be financed through borrowings under the Partnership's $35,000,000 revolving credit and term loan facility. The purchase is expected to close in September 1996.

Effects of Regulation

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

Cable Programming Service Tier Rate Regulation. FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). All of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier, its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

Telephone Companies. The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to any provisions of the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act. Although Management's opinion is that the probability of competition from telcos in rural areas is unlikely in the near future, there are no assurances such competition will not materialize.

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


ITEM 1 Legal proceedings
     None

ITEM 2 Changes in securities
     None

ITEM 3 Defaults upon senior securities
     None

ITEM 4 Submission of matters to a vote of security holders
     None

ITEM 5 Other information
     None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

     27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                            Managing General Partner



Dated:                      BY:  /s/ RICHARD I. CLARK
        -----------------            ---------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:                      BY:  /s/ GARY S. JONES
        -----------------            ---------------------------------
                                     Gary S. Jones
                                     (Vice President)