Form 10-K
period 1996-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1997-03-31
CIK 813658

               FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 34-29354 eff. 7-1-91)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the transition period from _______to________
                        Commission file number 0-16718

             NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          STATE OF WASHINGTON                       91-1366564
          -------------------                       ----------
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

     3600 WASHINGTON MUTUAL TOWER
1201 THIRD AVENUE, SEATTLE, WASHINGTON                 98101
--------------------------------------                 -----
(Address of principal executive offices)             (Zip Code)
-
Registrant's telephone number, including area code: (206) 621-1351
                                                    --------------

     Securities registered pursuant to including Section 12(b) of the Act:

        Title of each class   Name of each exchange on which registered
        -------------------   -----------------------------------------
              (NONE)                          (NONE)

           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ ] No [X]

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

      (3) Form 10-Q Quarterly Reports for periods ended June 30, 1989, September 30, 1989 and March 31, 1993, respectively.

      (4)   Form 8-K dated September 27, 1993

      (5)   Form 8-K dated March 1, 1996

This filing contains ____ pages. Exhibits Index appears on page _____. Financial Statements/Schedules Index appears on page _____.

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe", "intends", "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

                                     PART I


ITEM 1. BUSINESS

      Northland Cable Properties Seven Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners (the "General Partners") and approximately 2,906 limited partners as of December 31, 1996. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner"). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the "Administrative General Partner").

      Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for cable television systems owned by 5 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems. Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries of NTC include:

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

      The partnership was formed on April 17, 1987 and began operations in 1987 with the acquisition of a cable television system serving two communities in Texas and one system in Washington. Subsequently, in 1988, the Partnership acquired another cable television system in Washington and sold a sub-system in Texas. In 1993, the Partnership purchased a cable television system in Bayview, Washington. In 1996, the Partnership purchased cable television systems serving Vidalia, Georgia and Sandersville, Georgia. (Collectively, the cable television systems are referred to herein as the "Systems".) As of December 31, 1996, the total number of basic subscribers served by the Systems was 32,051, and the partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 67% as compared to an industry average of approximately 66%, as reported by PAUL KAGAN AND ASSOCIATES, INC.

      The Partnership has 18 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2021, have been granted by local and county authorities in the areas in which the Systems operate. Annual franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

      The Partnership serves the communities and surrounding areas of Brenham and Bay City, Texas, Camano Island and Sequim, Washington, as well as Vidalia and Sandersville, Georgia. The following is a description of these areas:

      Brenham, TX: Brenham, Texas, with a population of approximately 12,000 is strategically located about midway between Houston and Austin. The population has grown steadily over the last 15 years at a rate of two and one-half percent per year. The city of Brenham serves as a hub for commerce, trade and services to the surrounding counties of Burleson, Waller, Lee, Fayette, Austin, Colorado and Grimes. Brenham's proximity to Houston makes it a gateway through which international trade and commerce proceed to Austin, San Antonio and other western cities. A main line of the Santa Fe Railway also services the city. Certain information regarding the Brenham, TX system as of December 31, 1996 is as follows:

            Basic Subscribers                   4,239
            Tier Subscribers                    1,256
            Premium Subscribers                 1,409
            Estimated Homes Passed              5,615

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

      There is an abundance of recreational and sporting activities in the Bay City area, including freshwater and deep-sea fishing. The Gulf of Mexico, Matagorda Beach, the Colorado River, bays and bayous combine to meet the recreational needs of both tourists and residents. Certain information regarding the Bay City, TX system as of December 31, 1996 is as follows:

            Basic Subscribers                   5,649
            Tier Subscribers                    2,218
            Premium Subscribers                 1,964
            Estimated Homes Passed              8,640

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

      Camano Island is currently experiencing growth at a rate of 200 to 250 new homes per year. The island is primarily residential with neighborhood grocery stores, service stations, restaurants and other incidental services. The neighboring mainland community of Stanwood provides the area with an education system, additional shopping and medical services. Many employed residents of Camano Island work in the neighboring cities of Everett (an industrial center), Stanwood and Mount Vernon (mainly agricultural), while many have chosen Camano Island as a retirement residence. Certain information regarding the Camano Island, WA system as of December 31, 1996 is as follows:

            Basic Subscribers                   7,031
            Tier Subscribers                    2,612
            Premium Subscribers                 2,372
            Estimated Homes Passed              9,671

      Sequim, WA: Clallam County's population is approximately 53,400, with approximately 17,300 residing in the city of Port Angeles, WA, the county seat. Sequim is located approximately 15 miles east of Port Angeles. The county's work force is concentrated in the lumber/wood products, logging, tourism, aerospace/aviation, fishing and education industries. Some of the most productive forest land in the United States is located on the Olympic Peninsula, and timber has been the traditional mainstay of Clallam County's economy. A natural deep-water harbor and relative proximity to the Far East have encouraged international trade development for the county's products. The Olympic National Park, ferry access to Victoria, British Columbia, Canada, sport fishing, and other scenic and recreational attractions bring a steady stream of tourists through Clallam County. Certain information regarding the Sequim, WA system as of December 31, 1996 is as follows:

            Basic Subscribers                   5,706
            Tier Subscribers                    3,072
            Premium Subscribers                   722
            Estimated Homes Passed              7,034

      Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 11,500, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 1996 is as follows:

            Basic Subscribers                   6,013
            Premium Subscribers                 3,690
            Estimated Homes Passed             12,416

      Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 1996 is as follows:

            Basic Subscribers                   3,413
            Premium Subscribers                 2,663
            Estimated Homes Passed              4,656

      The Partnership had 56 employees as of December 31, 1996. Management of these systems is handled through offices located in the towns of Brenham and Bay City, Texas, as well as Vidalia and Sandersville, Georgia. The Sequim and Camano systems share the costs of offices maintained by affiliates of the Partnership pursuant to the terms of operating management agreements. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

      Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into three categories: basic subscribers, tier subscribers and premium subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Tier subscribers" are households that subscribe to an additional level of programming service, the content of which varies from system to system. "Premium subscribers" are households that subscribe to one or more "pay channels" in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, Disney or The Movie Channel.


COMPETITION

      Due to factors such as the non-exclusivity of the Partnership's franchises, recent regulatory changes and Congressional action, the rapid pace of technological developments, and the adverse publicity received by the cable industry over recent years regarding the lack of competition, there is a substantial likelihood that the Partnership's systems will be subject to a greater degree of competition in the future.

      Other Entertainment Alternatives The Partnership's systems compete with other communications and entertainment media, including conventional over-the-air television broadcasting stations. Cable television service was first offered as a means of improving television reception in markets where terrain factors or remoteness from major cities limited the availability of over-the-air television broadcasts. In some of the areas served by the Partnership's systems, several of the broadcast television channels can be adequately received off-air. The extent to which cable television service is competitive with broadcast stations depends in significant part upon the cable television system's ability to provide an even greater variety of programming than is available off-air.

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

      On December 10, 1992, the FCC commenced a rulemaking in which a new wireless multichannel video service is proposed to be created. The proposed new service is called the Local Multichannel Distribution Service ("LMDS") and will operate in the 27.5 - 29.5 MHz frequency band. LMDS providers, as the FCC currently proposes, would have no restrictions on the kinds of service that may be offered. No major technological advances which would adversely affect the Partnership's business have been made during 1996.

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

      Satellite Delivered Services Additional competition exists from private cable television systems serving condominiums, apartment complexes and other private residential developments. The operators of these private systems, generally referred to as Satellite Master Antenna Television ("SMATV") providers, often enter into exclusive agreements with apartment building owners or homeowner's associations that preclude operators of franchised cable television systems from serving residents of such private complexes. Due to the widespread availability of reasonably priced satellite signal reception dishes or earth stations, SMATV systems now can offer both improved reception of local television station and many of the same satellite-delivered programming services that are offered by franchised cable television systems. Moreover, SMATV systems generally are free of the regulatory burdens imposed on franchised cable television systems. Although a number of states and some municipalities have enacted laws and ordinances to afford operators of franchised cable television systems access to private complexes, several of such laws and ordinances have been challenged successfully in the courts, and others are under attack. Because the Partnership generally has been able to enter into access agreements with owners of private complexes, in Management's opinion, successful challenges to access statutes would not have a material adverse effect on the operations of the Partnership.

      Reasonably priced earth stations designed for private home use now enable individual households to receive many of the satellite-delivered programming services formerly available only to cable television subscribers. Many satellite programmers now encode their signals in order to allow reception only by means of authorized decoding equipment.

      Direct broadcast satellite ("DBS") service consists of satellite services that focus on delivering programming services directly to homes using high-power signals transmitted by satellites to receiving facilities located on the premises of subscribers. With an antenna as small as 18 inches, a DBS customer can receive a hundred or more programming signals. Using a national base of subscribers, it is possible that DBS companies may be able to offer new and highly specialized services which may not be available to the cable television industry, but as channel capacity and penetration of cable television systems increase, the cable industry is expected to have the ability to offer additional services as well. Because DBS systems deliver their services using satellite technology, they may not be able to economically provide services that are of local interest to their subscribers, and may not be able to maintain a local presence, which is considered a significant advantage in developing and maintaining subscriber support.

      During 1996, the Partnership did not experience any significant subscriber loss to DBS. There can be no assurance, however, that future competition brought about by DBS will not have a material adverse impact on Partnership operations.

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

      In July 1991, the U.S. District Court responsible for the Modified Final Judgment lifted the prohibition on the provision of information services by the RBOCs. As a result, the RBOCs were allowed to acquire or construct cable television systems outside of their own service areas. Another federal court held that the cable/telco cross-ownership prohibitions unconstitutionally abridge the First Amendment rights of the RBOCs and other telephone companies. Several RBOCs have entered into agreements to purchase cable television systems outside their service areas. Management believes that such purchases of existing cable television systems do not represent a significant competitive threat to the Partnership

      In July 1992, the FCC voted to authorize additional competition to cable television by video programmers using broadband common carrier facilities constructed by telephone companies. The FCC allowed telephone companies to take ownership interests of up to 5% in such programmers. Several telephone companies have sought approval from the FCC to build such systems and several experimental systems have been approved by the FCC. No such systems were proposed in a community in which the Partnership holds a cable franchise.

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

      The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which significantly increased regulation of the cable television industry. The 1992 Cable Act became generally effective on December 4, 1992, although certain provisions became effective at later dates. The 1992 Cable Act represented a significant change in the regulatory framework under which cable television systems operate and has had and likely will continue to have a significant impact on the cable industry and the Partnership's business.

      Since the Cable Communications Policy Act of 1984 (the "1984 Cable Act") became effective, and prior to the enactment of the 1992 Cable Act, rates for cable services were unregulated for substantially all of the Partnership's systems. Effective September 1, 1993, rate regulation was instituted for certain cable television services and equipment in communities that are not subject to "effective competition" as defined in the legislation. Effective competition is defined by this law to exist only where (i) fewer than 30 percent of the households in the franchise area subscribe to the cable service of a cable system; (ii) there are at least two unaffiliated multichannel video programming distributors serving the franchise area meeting certain penetration criteria; or
(iii) a multichannel video programming distributor is available to 50 percent of the homes in the franchise area and is operated by the franchising authority. Virtually all cable television systems in the United States, including all of the Partnership's systems, are not subject to effective competition under this definition and therefore are subject to rate regulation for basic service by local franchising authority officials under the oversight of the FCC and subject to rate regulation for their remaining programming services (other than those offered for a per-channel or per-program charge) by the FCC.

      The 1992 Cable Act requires each cable system to establish a basic service tier consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals which the system wishes to carry, and all public, educational and governmental access programming. On April 1, 1993, the FCC adopted its initial regulations governing rates for the basic service tier. Under the regulations adopted by the FCC on April 1, 1993, local franchising authorities, after meeting certain requirements, were authorized to require cable operators to reduce the rates for the basic service tier by up to 10 percent from the rates in effect on September 30, 1992, if those rates exceed a per-channel benchmark established by the FCC. Local franchising authorities also were empowered to regulate the rates charged for installation and lease of the equipment used by subscribers to receive the basic service tier and the installation and monthly use of connections for additional television sets.

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

      As part of the implementation of the new regulations, the FCC froze all rates in effect on April 5, 1993 until May 15, 1994, except rates for premium and pay-per-view programming services and equipment. On February 22, 1994, the FCC adopted rules that modified, among other things, the FCC's benchmark system for determining the maximum rates for regulated services on cable systems not subject to effective competition. In addition to adopting new, lower benchmark levels, the FCC's regulations (i) allowed local franchising authorities to require cable operators to reduce the rate for the basic service tier by up to 17 percent from the rates in effect on September 30, 1992 if those rates exceed the new per-channel benchmarks by that amount, and (ii) allowed the FCC, in response to a complaint, to require cable operators to reduce the rates for CPST's by up to 17 percent from the rates in effect on September 30, 1992 if those rates exceed the new per-channel benchmarks by that amount.

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

      The 1996 Act. On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations which, in some cases, may not be completed for several years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of certain provisions affecting the cable television industry follows.

      FCC regulation of rates for cable programming service tiers (i.e., cable programming carried on a level other than the basic service tier or offered on a pay-perchannel or pay-per-view basis) ("CPST") has been eliminated for small cable systems served by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). All of the Partnership's cable systems qualify as small cable systems. Basic service tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier, its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

      The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act, or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act. Although management's opinion is that the probability of competition from telcos in rural areas is unlikely in the near future, there are no assurances such competition will not materialize.

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

      The Partnership expects to adapt its business to adjust to the changes that may be required under any scenario of regulation. At this time, the Partnership cannot assess the effects, if any, that present regulation may have on the Partnership's operations and potential appreciation of its Systems. There can be no assurance, however, that the final form of regulation will not have a material adverse impact on partnership operations.


ITEM 2. PROPERTIES

      The Partnership's cable television systems are located in and around Brenham and Bay City, Texas; Camano Island, Sequim, Stanwood, and Bayview, Washington, and Vidalia and Sandersville, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership's cable plant passed approximately 48,000 homes as of December 31, 1996. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)


ITEM 3. LEGAL PROCEEDINGS

      None.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) There is no established public trading market for the Partnership's units of limited partnership interest.

      (b) The approximate number of equity holders as of December 31, 1996, is as follows:

                        Limited Partners:       2,906

                        General Partners:           2

      (c) During 1996, the Partnership made cash distributions of $124,180 to the limited partners and $1,254 to the Managing General Partner. The limited partners have received in the aggregate in the form of cash distributions $3,108,554 on total initial contributions of $24,893,000 as of December 31, 1996. As of December 31, 1996, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios, and compliance with financial covenants required by the Partnership's lender.


ITEM 6. SELECTED FINANCIAL DATA

                                                           Years ended December 31,
                            --------------------------------------------------------------------------------
                                1996              1995             1994             1993            1992
                            ------------      -----------      -----------      -----------      -----------
SUMMARY OF OPERATIONS:

Revenue                     $ 11,310,000      $ 8,526,053      $ 7,757,306      $ 6,768,601      $ 6,016,984
Operating income (loss)          (87,913)          40,080          (91,965)        (713,339)      (1,237,271)
Loss on disposal of
  assets                         (10,146)         (17,626)               0          (43,013)         (31,583)
Net loss                      (2,215,885)      (1,205,316)      (1,265,325)      (2,014,094)      (2,493,393)
Net loss per limited
  partner unit
  (weighted average)                 (44)             (24)             (25)             (40)             (50)
Cumulative tax losses
  per limited partner
  unit                              (402)            (405)            (415)            (425)            (433)


                                                             December 31,
                           ------------------------------------------------------------------------------------
                               1996              1995              1994              1993              1992
                           ------------      ------------      ------------      ------------      ------------
BALANCE SHEET DATA:

Total assets               $ 28,031,666      $ 14,520,969      $ 17,549,748      $ 20,172,231      $ 18,640,643
Notes payable                31,200,000        16,056,381        17,537,318        18,465,537        14,547,895
Total liabilities            33,009,681        17,149,665        18,461,214        19,316,433        15,268,766
General partners'
  deficit                      (262,249)         (238,836)         (221,764)         (204,092)         (178,931)
Limited partners'
  (deficit)capital           (4,715,766)       (2,389,860)         (689,702)        1,059,890         3,550,808
Distributions per
  limited partner unit             2.50                10                10                10                10
Cumulative distribu-
  tions per limited
  partner unit                    62.50                60                50                40                30

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


1996 AND 1995

      Total revenue reached $11,310,000 for the year ended December 31, 1996, representing an increase of approximately 33% over 1995. This is mainly due to the acquisition of the Vidalia, GA and Sandersville, GA systems during 1996 and rate increases placed into effect August 1996. Of the 1996 revenue, $8,096,959 (72%) is derived from subscriptions to basic service, $1,020,948 (9%) from subscriptions to premium services, $774,441 (6%) from subscriptions to tier services, $288,040 (3%) from installation charges, $287,585 (3%) from service maintenance revenue and $842,026 (7%) from other sources.

      The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                           1996       1995       1994       1993       1992
                         -------    -------    -------    -------    -------
Basic Rate               $ 22.45    $ 21.80    $ 20.90    $ 19.90    $ 19.20
Tier Rate                   7.30       6.85       5.75       5.75       4.60
HBO Rate                   10.05      10.65      10.25      10.25      10.68
Cinemax Rate                8.50       8.15       8.15       8.15       9.25
Showtime Rate               8.00      10.20       9.40       9.70       9.85
Movie Channel Rate          7.40       9.25       8.95       8.95       9.43
Disney Rate                 7.20       7.50       7.50       8.30       8.60
Additional
  Outlet Rate                 --         --         --         --       3.15
Service Contract
  Rate                      3.05       2.85       2.80       3.00         --


      Operating expenses totaled $1,068,153 for the year ended December 31, 1996, representing an increase of approximately 31% over 1995. The increase is primarily attributable to the acquisition of the Vidalia and Sandersville systems as well as increased salary and benefit costs. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects the trend of increases in operating expenses to continue.

      General and administrative expenses totaled $2,733,645 for the year ended December 31, 1996, representing an increase of approximately 34% over 1995. This is mainly due to the acquisition of the Vidalia and Sandersville systems, increases in salary and benefit costs, and increases in revenue based expenses, such as franchise fees and management fees. Significant administrative expenses are based on Partnership revenues (franchise fees, copyright fees and management fees). Therefore, as the Partnership's revenues increase, the trend of increased administrative expenses is expected to continue.

      Programming expenses totaled $2,748,609 for the year ended December 31, 1996, representing an increase of approximately 41% over 1995. This is due to the acquisition of the Vidalia and Sandersville systems, increases in costs charged by various program suppliers, as well as the addition of new channels. Programming expenses mainly consist of payments made to suppliers of various cable programming services. As these costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. Moreover, rate increases from program suppliers, as well as fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

Depreciation and amortization expense increased 32% over the prior year due to the acquisition of the Vidalia and Sandersville systems. In addition, certain assets became fully depreciated during the year and were offset by fixed asset purchases.

Interest expense for the year ended December 31, 1996 increased approximately 73% as compared to 1995. The Partnership's average bank debt balance increased from approximately $16,797,000 during 1995 to $23,628,000 during 1996 mainly due to borrowings to finance the Vidalia and Sandersville acquisitions. The Partnership's effective interest rate during 1996 was approximately 8.16% as compared to a rate of approximately 7.35% during 1995.

The operating losses incurred by the Partnership are historically a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income, which has increased in each year in the three year period ending December 31, 1996. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership's assets are fully depreciated.


1995 AND 1994

      Total revenue reached $8,526,053 for the year ended December 31, 1995, representing an increase of approximately 10% over 1994. This is mainly due to the launch of tier service in the Camano, WA system and rate increases placed into effect in April 1995. Of the 1995 revenue, $5,994,967 (70%) is derived from subscriptions to basic service, $740,233 (9%) from subscriptions to premium services, $591,089 (7%) from subscriptions to tier services, $246,083 (3%) from installation charges, $301,599 (3%) from service maintenance revenue and $652,082 (8%) from other sources.

      Operating expenses totaled $814,106 for the year ended December 31, 1995, representing an increase of approximately 10% over 1994. The increase is primarily attributable to higher system maintenance expenses and increased salary and benefit costs. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects the trend of increases in operating expenses to continue.

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

      Programming expenses totaled $1,952,044 for the year ended December 31, 1995, representing an increase of approximately 26% over 1994. This is due to increased costs charged by various program suppliers, as well as the addition of new channels. Programming expenses mainly consist of payments made to suppliers of various cable programming services. As these costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. Moreover, rate increases from program suppliers, as well as fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

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

      On February 8, 1996, the Communications Act of 1996 (the "1996 Act") became law. The 1996 Act will eliminate all rate regulation on CPST's of small cable systems, defined by the 1996 Act as systems serving fewer than 50,000 subscribers owned by operators serving fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers). All of the Partnership's cable systems qualify as small cable systems. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations, a process that could take from several months to a few years depending on the complexity of the required changes and the statutory time limits. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time.

      As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 28% of total subscribers have elected to certify and no formal requests for rate justifications have been received from franchise authorities. Based on Management's analysis, the basic service tier rates charged by these systems are within the maximum rates allowed under FCC rate regulations.


LIQUIDITY AND CAPITAL RESOURCES

      During 1996, the Partnership's primary source of liquidity was cash flow from operations and credit available under the bank loan facility. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1996, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures (excluding acquisitions) and debt service. Management's projections for 1997 show that the cash generated from monthly subscriber billings should be sufficient to meet the Partnership's working capital needs, as well as meeting the debt service obligations of its bank loan.

      In February 1996, the Partnership amended its term loan agreement increasing its overall credit limit to $35,000,000 to finance the acquisition of the Vidalia and Sandersville systems. Terms of the credit agreement provide for a $32,000,000 term loan payable in graduating quarterly installments beginning September 30, 1996, and a $3,000,000 revolving credit facility converting to a term loan on February 1, 1999 with graduating quarterly installments of principal. Both facilities mature June 30, 2004.

      At December 31, 1996, the Partnership's term loan balance was $31,200,000. As of the date of this filing, interest rates on the credit facility were as follows: $10,000,000 fixed at 7.92% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 6, 1998; $8,050,000 fixed at 8.83% under the terms of a self-amortizing interest rate swap agreement with the Partnership's lender expiring September 30, 1998; 7,300,000 fixed at 7.84% under the terms of an interest rate swap agreement with the Partnership's lender expiring January 16, 1998; and $5,600,000 fixed at 8.87% under the terms of an interest rate swap agreement with the Partnership's lender expiring September 30, 1998. The balance of $250,000 bears interest at the prime rate plus 1.25% (currently 9.50%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Partnership's overall leverage fluctuates.

      At December 31, 1996, the Partnership was required under the terms of its credit agreement to maintain certain financial ratios including a Total Debt to Annualized Cash Flow Ratio of 5.00 to 1 and an Annualized Cash Flow to Pro Forma Debt Service Ratio of 1.20 to 1. At December 31, 1996, the Partnership was out of compliance with its Total Debt to Annualized Cash Flow Ratio, however, an appropriate waiver has been obtained from the Partnership's creditor.


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


CAPITAL EXPENDITURES

      During 1996, the Partnership incurred approximately $1,200,000 in capital expenditures. These expenditures included vehicle replacements and a new phone system in the Brenham, TX system, storm damage repairs and commercial insertion equipment in the Camano, WA system, interconnection of acquired systems, commercial insertion equipment, launching of Northland Cable News and design and land purchase related to new office construction in the Vidalia, GA system, commercial insertion equipment and office computers in the Sandersville, GA system, as well as line extensions in various systems.

      Management estimates that the Partnership will spend approximately $1,500,000 on capital expenditures during 1997. These expenditures include distribution plant upgrades, line extensions, channel additions, commercial insertion equipment and vehicle replacements in various systems.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The audited financial statements of the Partnership for the years ended December 31, 1996, 1995 and 1994 are included as a part of this filing (see Item 14(a)(1) below).


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

      JOHN S. WHETZELL (AGE 55). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of the subsidiaries. He has been involved with the cable television industry for over 22 years and currently serves as a director on the board of the Cable Telecommunications Association, a national cable television association. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

      JOHN E. IVERSON (AGE 60). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a partner in the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 34 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

      ARLEN I. PRENTICE (AGE 59). Since July 1985, Mr. Prentice has served on the Board of Directors of Northland Telecommunications Corporation, and he served on the Board of Directors of Northland Communications Corporation between March 1982 and July 1985. Since 1969, Mr. Prentice has been Chairman and Chief Executive Officer of Kibble & Prentice, a diversified financial services firm. Kibble & Prentice has four divisions, which include Estate Planning and Business Insurance, Financial Planning and Investments, Employee Benefit Services, and Property and Casualty Insurance. Mr. Prentice is a Chartered Life Underwriter, Chartered Financial Consultant, past President of the Million Dollar Round Table and a registered representative of Investment Management and Research. Mr. Prentice has a Bachelor of Arts degree from the University of Washington.

      MILTON A. BARRETT, JR. (AGE 62). Since April 1986, Mr. Barrett has served on the Board of Directors of Northland Telecommunications
Corporation. In 1995, he retired from the Weyerhaeuser Company after thirty-four years of service with that company. At the time of his retirement he was a Vice President of Sales and Marketing as well as chairman of Weyerhaeuser's business ethics committee. Mr. Barrett is a graduate of Princeton University magna cum laude and of the Harvard University Graduate School of Business Administration.

      RICHARD I. CLARK (AGE 39). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 18 years. He has directed cable television studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

      ARTHUR H. MAZZOLA (AGE 74). Mr. Mazzola was elected to the Board of Directors of Northland Telecommunications Corporation in April 1987. From 1985 to 1990, he was Senior Vice President of Benjamin Franklin Leasing Company, Inc., an equipment lease financing company. Currently, Mr. Mazzola is serving as Business Development Coordinator for the Bank of California. Prior to his association with Benjamin Franklin Leasing Company, Mr. Mazzola served as President of Federal Capital Corporation and Trans Pacific Lease Company. Both of these companies also engaged exclusively in equipment lease financing. Mr. Mazzola is a past Board Chairman and current Trustee of the Pacific Northwest Ballet Association and current Board Member of the Dante Alighieri Society. Mr. Mazzola attended Boston University School of Business in 1943 where he studied economics.

      TRAVIS H. KEELER (AGE 56). Mr. Keeler was elected to the Board of Directors of Northland Telecommunications Corporation in April 1987. Since May 1985, he has served as President of Overall Laundry Services, Inc., an industrial laundry and garment rental firm. Mr. Keeler received a Bachelor of Arts degree from the University of Washington in 1962.

      JAMES E. HANLON (AGE 63). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland's Tyler, Texas regional office and is currently responsible for the management of systems serving approximately 90,400 basic subscribers in Texas, Alabama and Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of Viacom International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

      JAMES A. PENNEY (AGE 42). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

      GARY S. JONES (AGE 39).  Mr. Jones is Vice President for Northland.
Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

      RICHARD J. DYSTE (AGE 51). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performances as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

      H. LEE JOHNSON (AGE 53). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving approximately 62,000 basic subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for nearly 28 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

             JOHN T. WAECHTER (AGE 34). Mr. Waechter was promoted to Divisional Vice President for Western operations on January 1, 1997. He is responsible for the management of systems serving over 60,400 basic subscribers in California, Oregon, Idaho and Washington. Mr. Waechter also serves as the Director of Marketing and manages programming efforts for Northland. Prior to joining Northland in July 1995, Mr. Waechter was employed with GTE, Northwest from 1987 to 1993 as Marketing and Sales Manager. Prior to his employment with GTE, Mr. Waechter worked as Marketing Executive for the Xerox Corporation. He received a Bachelor of Arts degree in Political Science and Economics from Whitman College in 1984, and also attended the London School of Economics in 1983. Mr. Waechter received his MBA from the University of Washington in 1995.

      Certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

      MILES Z. GORDON (AGE 49). Mr. Gordon, President and Chief Executive Officer of Financial Network Investment Corporation (FNIC), has a comprehensive background in both the securities industry and securities law and regulation. In 1972, he joined the Los Angeles office of the Securities and Exchange Commission (SEC), and in 1974 he was appointed Branch Chief of the Investment Company and Investment Advisors Examination Division. Mr. Gordon left the SEC in 1978 to practice law. Within one year, he accepted a position as Vice President of a major national securities broker/dealer firm headquartered in Long Beach, California. He subsequently accepted the presidency of this firm in early 1980. In 1983, he helped form and became President and Chief Executive Officer of FNIC. This leading firm is now one of the largest independent broker/dealers in the United States. A graduate of Michigan State University (and current board member of the Visitors for the College of Social Science for MSU), Mr. Gordon received his Juris Doctorate from the University of California at Los Angeles School of Law. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors. He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association. Mr. Gordon has appeared on television and radio programs, been featured in numerous magazine and newspaper articles as an industry spokesperson, and is a frequent speaker at many industry seminars and conventions.

      JOHN S. SIMMERS (AGE 46). Mr. Simmers, Executive Vice President and Chief Operating Officer of Financial Network Investment Corporation (FNIC), has an extensive background in the securities industry. He began his career as a reporter for Dunn and Bradstreet, then joined the National Association of Securities Dealers (NASD) in 1974. Knowledgeable in all aspects of broker/dealer regulations, operations, and products, Mr. Simmers was responsible for reviewing the activities of member firms in twelve states. Mr. Simmers left the NASD seven years later to accept a position as Vice President of the securities broker/dealer, retail, wholesale and investment advisory subsidiaries of a publicly held investment company headquartered in Long Beach, California. He left this firm in 1983 to help form and become Executive Vice President and Chief Operating Officer of FNIC. This full service broker/dealer firm has offices located across the United States. Mr. Simmers is a graduate of Ohio State University. He served on the Board of Directors of the California Association of Independent Broker/Dealers and was a member of the Real Estate Securities and Syndication Institute, the NASD District Business Conduct Committee (District 2 South), and the International Association for Financial Planning Due Diligence Steering Committee, which was organized to work toward improving the quality and consistency of due diligence in the securities industry. Mr. Simmers currently serves as a member of the NASD Direct Participation Programs Committee, and has spoken at numerous seminars and conventions.

      HARRY M. KITTER (AGE 41). Mr. Kitter has served as Controller for Financial Network Investment Corporation since 1983. Prior to this association from 1981 to 1983 he was employed as the Los Angeles Internal Audit Manager at the Pacific Stock Exchange. From 1978 to 1981, he was Senior Accountant at Arthur Young & Co., C.P.A. He holds an MBA from the University of Pittsburgh and a bachelor's degree in economics from Lafayette College, Easton, Pennsylvania.


ITEM 11. EXECUTIVE COMPENSATION

      The Partnership does not have executive officers. However, compensation was paid to the General Partner during 1996 as indicated in Note 3 to the Notes to Financial Statements--December 31, 1996 (see Items 14(a)(1) and 13(a) below). In addition, cash distribution were made to the Managing General Partner in 1996 (see Item 5(c) above).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1996 is as follows:

                                                     AMOUNT AND NATURE
                          NAME AND ADDRESS              OF BENEFICIAL      PERCENT OF
  TITLE OF CLASS         OF BENEFICIAL OWNER             OWNERSHIP            CLASS
------------------    --------------------------     -----------------    ------------
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

      (b) CHANGES IN CONTROL. Northland has pledged its ownership interest as Managing General Partner of the Partnership to the Partnership's lender as collateral pursuant to the terms of the Partnership's term loan agreement.

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

      See Note 3 of the Notes to Financial Statements--December 31, 1996 for disclosures regarding transactions with the General Partners and affiliates.


              The following schedule summarizes these transactions:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                              1996          1995          1994
                                            --------      --------      --------
Partnership management fees                 $561,780      $421,821      $387,865
Operating expense reimbursements             591,262       503,181       472,617
Software installation and
 billing service fees to CTB                  96,267        44,606        38,787
Programming fees to NCN                      115,432       172,698        64,836
Reimbursements to CAC for
 services                                     57,597        41,668        13,012
Reimbursements to affiliates
 (net)                                       101,549        51,780         9,021
Amounts due to General Partner
 and affiliates at year end                   94,264        82,363        40,387

      Management believes that all of the above transactions are on terms as favorable to the Partnership as could be obtained from unaffiliated parties for comparable goods or services.

      As disclosed in the Partnership's Prospectus (which has been incorporated by reference), certain conflicts of interest may arise between the Partnership and the General Partners and their affiliates. Certain conflicts may arise due to the allocation of management time, services and functions between the Partnership and existing and future partnerships as well as other business ventures. The General Partners have sought to minimize these conflicts by allocating costs between systems on a reasonable basis. Each limited partner may have access to the books and non-confidential records of the Partnership. A review of the books will allow a limited partner to assess the reasonableness of these allocations. The Agreement of Limited Partnership provides that any limited partner owning 10% or more of the Partnership units may call a special meeting of the Limited Partners, by giving written notice to the General Partners specifying in general terms the subjects to be considered. In the event of a dispute between the General Partners and Limited Partners which cannot be otherwise resolved, the Agreement of Limited Partnership provides steps for the removal of a General Partner by the Limited Partners.

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

      (c) INDEBTEDNESS OF MANAGEMENT. None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                  SEQUENTIALLY
                                                                    NUMBERED
                                                                      PAGE

          (1)..........................................FINANCIAL STATEMENTS:

                Report of Independent Public Accountants..............____

                Balance Sheets--December 31, 1996 and 1995............____

                Statements of Operations for the years
                ended December 31, 1996, 1995 and 1994................____

                Statements of Changes in Partners' Capital
                (Deficit) for the years ended December 31,
                1996, 1995 and 1994...................................____

                Statements of Cash Flows for the years
                ended December 31, 1996, 1995 and 1994................____

                Notes to Financial Statements--December 31,
                1996..................................................____

          (2)   EXHIBITS:

                 4.1 Forms of Amended and Restated Certificate of Agreement of Limited Partnership(1)

                10.1  Brenham Franchise(2)

                10.1  Amendment to Brenham Franchise(4)

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

                10.9  Tenneco Development Corp. Franchise(3)

                10.10 Sequim Franchise(1)

                10.11 Clallam County Franchise(1)

                10.12 Credit Agreement with National Westminster Bank USA(1)

                10.13 First, Second and Third Amendments to Credit
                      Agreement with National Westminster Bank USA(3)

                  10.14 Amended and Restated Management Agreement with
                        Northland Communications Corporation(3)

                  10.15 Operating Management Agreement with Northland Cable
                        Television, Inc.(3)

                  10.16 Assignment and Transfer Agreement with Northland
                        Telecommunications Corporation dated May 24, 1989(4)

                  10.17 Agreement of Purchase and Sale with Sagebrush Cable
                        Limited Partnership(5)

                  10.18 Fourth, Fifth, Sixth and Seventh Amendments to Credit
                        Agreement with National Westminster Bank USA(6)

                  10.19 Franchise Agreement with the City of Sequim, WA
                        effective as of May 6, 1992(7)

                  10.20 Franchise Agreement with Clallam County, WA effective as of May 29, 1992(7)

                  10.21 Eighth Amendment to Credit Agreement with National
                        Westminster Bank USA dated as of May 28, 1992(7)

                  10.22 Asset Purchase Agreement between Northland Cable
                        Properties Seven Limited Partnership (Buyer) and Country Cable, Inc. (Seller)(8)

                  10.23 Amendment to Asset Purchase Agreement between
                        Northland Cable Properties Seven Limited Partnership and Country Cable, Inc. dated September 14, 1993(9)

                  10.24 Commercial Loan Agreement between Seattle-First
                        National Bank and Northland Cable Properties Seven Limited Partnership dated September 24, 1993(9)

                  10.25 Franchise Agreement with Island County, WA dated
                        October 4, 1993(10)

                  10.26 Franchise Agreement with Skagit County - Assignment
                        and Assumption Agreement dated September 27, 1993(10)

                  10.27 Franchise Agreement with Whatcom County - Assignment and Assumption Agreement dated September 27, 1993(10)

                  10.28 Amendment to Commercial Loan Agreement dated March
                        15, 1994(10)

                  10.29 Operating and Management Agreement with Northland
                        Cable Television, Inc. dated November 1, 1994(11)

                  10.30 Asset Purchase Agreement between Northland Cable
                        Properties Seven Limited Partnership and Southland Cablevision, Inc.(12)

                  10.31 Asset Purchase Agreement between Northland Cable
                        Properties Seven Limited Partnership and TCI
                         Cablevision of Georgia, Inc. (13)

                  10.32 Commercial Loan Agreement between Northland Cable
                        Properties Seven Limited Partnership and Seattle First National Bank dated February 29, 1996(14)

----------

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

                  (12) Incorporated by reference from the partnership's Form 8-K dated March 1, 1996.

      (b) REPORTS ON FORM 8-K. No Partnership reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

               By:   NORTHLAND COMMUNICATIONS CORPORATION
                          (Managing General Partner)


                    By /s/ John S. Whetzell                  Date:
                       -----------------------------              -------
                        John S. Whetzell, President




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                    CAPACITIES                             DATE
----------                    ----------                             ----



/s/ John S. Whetzell          Chief executive officer, principal
----------------------        financial officer, and principal     ---------
   John S. Whetzell           accounting officer of registrant;
                              chief executive officer, principal
                              financial officer and chairman
                              of the board of directors of
                              Northland Communications Corporation


/s/Richard I. Clark           Director of Northland Communications
---------------------         Corporation                           ----------
   Richard I. Clark

/s/ John E. Iverson           Director of Northland Communications
---------------------         Corporation                           ----------
    John E. Iverson

/s/ Gary S. Jones             Vice President and principal accounting
---------------------         officer of Northland Communications     ---------
Gary S. Jones                 Corporation

                                EXHIBITS INDEX


                                                                    Sequentially
Exhibit                                                               Numbered
Number      Description                                                 Page
-------     ---------------------------------------                 ------------


27.0        Financial Data Schedule

                    NORTHLAND CABLE PROPERTIES SEVEN LIMITED
                    PARTNERSHIP

                    FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1996 AND 1995
                    TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of Northland Cable Properties Seven Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP




Seattle, Washington,
  March 7, 1997

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                  BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995


                                     ASSETS


                                                     1996              1995
                                                 ------------      -------------
CASH                                             $    648,440      $    309,737

ACCOUNTS RECEIVABLE                                   401,225           227,249

PREPAID EXPENSES                                      117,533            61,141

INVESTMENT IN CABLE TELEVISION PROPERTIES:
     Property and equipment, at cost               22,438,833        17,470,098
     Less- Accumulated depreciation               (11,344,523)       (9,415,089)
                                                 ------------      ------------
                                                   11,094,310         8,055,009

   Franchise agreements (net of
     accumulated amortization of
     $17,640,594 in 1996 and $14,953,551
     in 1995)                                      14,272,012         5,389,915
   Organization costs (net of accumulated
     amortization of $1,513,205 in 1996
     and $1,481,974 in 1995)                          179,701            33,583
   Loan fees and other intangibles (net
     of accumulated amortization of
     $4,251,481 in 1996 and $4,098,958 in
     1995)                                          1,137,778           258,096
   Goodwill (net of accumulated
     amortization of $42,263 in 1996 and
     $36,690 in 1995)                                 180,667           186,239
                                                 ------------      ------------
          Total investment in cable
            television properties                  26,864,468        13,922,842
                                                 ------------      ------------

          Total assets                           $ 28,031,666      $ 14,520,969
                                                 ============      ============


                        LIABILITIES AND PARTNERS' DEFICIT

                                                    1996               1995
                                                 ------------     -------------
LIABILITIES:
   Accounts payable and accrued expenses         $  1,278,423      $    733,096
   Due to General Partner and affiliates               94,264            82,363
   Deposits                                            36,511            41,793
   Subscriber prepayments                             400,483           236,032
   Term loan                                       31,200,000        16,056,381
                                                 ------------      ------------
          Total liabilities                        33,009,681        17,149,665
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' DEFICIT:
   General partners-
     Contributed capital                              (25,367)          (24,113)
     Accumulated deficit                             (236,882)         (214,723)
                                                 ------------      ------------
                                                     (262,249)         (238,836)
                                                 ------------      ------------
   Limited partners-
     Contributed capital, net -
       49,656 units in 1996 and 49,672
       units in 1995                               18,735,576        18,867,756
     Accumulated deficit                          (23,451,342)      (21,257,616)
                                                 ------------      ------------
                                                   (4,715,766)       (2,389,860)
                                                 ------------      ------------
          Total liabilities and
            partners' deficit                    $ 28,031,666      $ 14,520,969
                                                 ============      ============


      The accompanying notes are an integral part of these balance sheets.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                 1996          1995          1994
                                             -----------    -----------   -----------
REVENUE                                      $11,310,000    $ 8,526,053   $ 7,757,306
                                             -----------    -----------   -----------
EXPENSES:
   Operating (including $(4,499), $90,110
     and $80,331, net, (received from)
     paid to affiliates in 1996, 1995 and      1,068,153        814,106       741,435
     1994, respectively)
   General and administrative (including
     $1,080,940, $927,255 and $800,157,
     net, paid to affiliates in 1996,
     1995 and 1994, respectively)              2,733,645      2,035,931     1,882,548
   Programming (including $187,872,
     $214,366 and $72,011, net, paid to
     affiliates in 1996, 1995 and 1994,
     respectively)                             2,748,609      1,952,044     1,543,944
   Depreciation and amortization               4,847,506      3,683,892     3,681,344
                                             -----------    -----------   -----------
                                              11,397,913      8,485,973     7,849,271
                                             -----------    -----------   -----------

          Operating (loss) income                (87,913)        40,080       (91,965)

OTHER INCOME (EXPENSE):
   Interest income                                19,560          7,394         2,020
   Interest expense                           (2,137,386)    (1,235,164)   (1,175,380)
   Loss on disposal of assets                    (10,146)       (17,626)           --
                                             -----------    -----------   -----------
          Net loss                           $(2,215,885)   $(1,205,316)  $(1,265,325)
                                             ===========    ===========   ===========

ALLOCATION OF NET LOSS:
   General partners                          $   (22,159)   $   (12,053)  $   (12,653)
                                             ===========    ===========   ===========
   Limited partners                          $(2,193,726)   $(1,193,263)  $(1,252,672)
                                             ===========    ===========   ===========
NET LOSS PER LIMITED PARTNERSHIP UNIT        $       (44)   $       (24)  $       (25)
                                             ===========    ===========   ===========


        The accompanying notes are an integral part of these statements.

                NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                 General       Limited
                                                Partners       Partners           Total
                                               ----------     -----------      -----------
BALANCE, December 31, 1993                     $(204,092)     $ 1,059,890      $   855,798

   Cash distributions ($10 per limited
     partnership unit)                            (5,019)        (496,920)        (501,939)

   Net loss                                      (12,653)      (1,252,672)      (1,265,325)
                                               ---------      -----------      -----------
BALANCE, December 31, 1994                      (221,764)        (689,702)        (911,466)

   Cash distributions ($10 per limited
     partnership unit)                            (5,019)        (496,895)        (501,914)

   Repurchase of limited partnership units            --          (10,000)         (10,000)

   Net loss                                      (12,053)      (1,193,263)      (1,205,316)
                                               ---------      -----------      -----------
BALANCE, December 31, 1995                      (238,836)      (2,389,860)      (2,628,696)

   Cash distributions ($2.50 per limited
     partnership unit)                            (1,254)        (124,180)        (125,434)

   Repurchase of limited partnership units            --           (8,000)          (8,000)

   Net loss                                      (22,159)      (2,193,726)      (2,215,885)
                                               ---------      -----------      -----------
BALANCE, December 31, 1996                     $(262,249)     $(4,715,766)     $(4,978,015)
                                               =========      ===========      ===========


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                      1996             1995              1994
                                                                  ------------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (2,215,885)     $(1,205,316)     $(1,265,325)
   Adjustments to reconcile net loss to net cash
     provided by operating activities-
       Depreciation and amortization expense                         4,847,506        3,683,892        3,681,344
       Loss on disposal of assets                                       10,146           17,626               --
       (Increase) decrease in operating assets:
         Accounts receivable                                          (173,976)         (31,744)         (16,932)
         Prepaid expenses                                              (56,392)         (12,565)           5,986
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                         545,327          164,493           72,860
         Due to General Partner and affiliates                          11,901           41,976              626
         Deposits                                                       (5,282)         (11,492)         (16,620)
         Subscriber prepayments                                        164,451          (25,589)          16,134
                                                                  ------------      -----------      -----------
          Net cash provided by operating activities                  3,127,796        2,621,281        2,478,073
                                                                  ------------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of cable system                                     (15,834,960)              --               --
   Purchase of property and equipment, net                          (1,153,862)        (577,646)        (878,740)
   Purchase of other intangibles                                      (177,349)              --               --
                                                                  ------------      -----------      -----------
          Net cash used in investing activities                    (17,166,171)        (577,646)        (878,740)
                                                                  ------------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from term loan                                          15,943,619               --               --
   Principal payments on term loan                                    (800,000)      (1,480,937)        (928,219)
   Loan fees and other                                                (633,107)          (4,098)          (5,023)
   Distributions to partners                                          (125,434)        (501,914)        (501,939)
   Repurchase of limited partnership units                              (8,000)         (10,000)              --
                                                                  ------------      -----------      -----------
          Net cash provided by (used in) financing activities       14,377,078       (1,996,949)      (1,435,181)
                                                                  ------------      -----------      -----------
INCREASE IN CASH                                                       338,703           46,686          164,152

CASH, beginning of year                                                309,737          263,051           98,899
                                                                  ------------      -----------      -----------
CASH, end of year                                                 $    648,440      $   309,737      $   263,051
                                                                  ============      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                         $  2,086,230      $ 1,142,324      $ 1,140,484
                                                                  ============      ===========      ===========


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



1.  ORGANIZATION AND PARTNERS' INTERESTS:

Formation and Business

Northland Cable Properties Seven Limited Partnership (the Partnership), a Washington limited partnership, was formed on April 17, 1987. The Partnership was formed to acquire, develop and operate cable television systems. The Partnership began operations on September 1, 1987, by acquiring a cable television system in Brenham, Texas. Additional acquisitions include systems serving seven cities and three unincorporated counties in southeast Texas; a system serving Camano Island, Washington; two systems serving certain unincorporated portions of Clallam County, Washington; a system serving certain portions of Skagit and Whatcom counties, Washington; two systems serving four cities in or around Vidalia, Georgia; and a system serving two cities in or around Sandersville, Georgia. The Partnership has 18 nonexclusive franchises to operate the cable systems for periods which will expire at various dates through 2024.

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


Intangible Assets

Costs assigned to franchise agreements, organization costs, loan fees and other intangibles and goodwill are being amortized using the straight-line method over the following estimated useful lives:

          Franchise agreements                            12-25 years
          Organization costs                                  5 years
          Loan fees and other intangibles                   5-8 years
          Goodwill                                           40 years


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


3. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES:


Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $561,780, $421,821 and $387,865 for 1996, 1995 and 1994,
respectively.

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

The limited partners' total initial contributions to capital were $24,893,000 ($500 per partnership unit). As of December 31, 1996, $3,108,554 ($52.50 per partnership unit) had been distributed to the limited partners and the Partnership has repurchased $65,000 of limited partnership units ($500 per unit).


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

The amounts billed to the Partnership for these services are based on the General Partner's cost. The cost of certain services is charged directly to the Partnership, based upon actual time spent by employees of the General Partner. The cost of other services is allocated to the Partnership and other affiliated entities based upon their relative size, revenue and other factors. The amounts charged to the Partnership by the General Partner for these services were $591,262, $503,181 and $472,617 for 1996, 1995 and 1994, respectively.

In 1996, 1995 and 1994, the Partnership was charged software installation charges and billing service fees by an affiliate, amounting to $96,267, $44,606 and $38,787, respectively.

The Partnership has entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating, programming and administrative expenses. The Partnership received $101,549, $51,780 and $9,021, net, under the terms of these agreements during 1996, 1995 and 1994, respectively.

In September 1994, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 1996, 1995 and 1994 were $115,432, $172,698 and $64,836, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner, was formed in 1993 and began operations in 1994. CAC was organized to assist in the development of local advertising markets and management and training of local sales staff. CAC billed the Partnership $57,597, $41,668 and $13,012 in 1996, 1995 and 1994, respectively, for these services.


Due to General Partner and Affiliates

The liability to the General Partner and affiliates consists of the following:

                                                    December 31,
                                            -----------------------
                                              1996           1995
                                            ---------      --------
           Management fees                  $ 107,335      $ 39,894
           Reimbursable operating costs        63,533        49,158
           Due from affiliates, net           (76,604)       (6,689)
                                            ---------      --------
                                            $  94,264      $ 82,363
                                            =========      ========

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                                   December 31,
                                            ---------------------------
                                                1996            1995
                                            -----------     -----------
         Land and buildings                 $   399,746     $   342,648
         Distribution plant                  20,610,596      16,114,550
         Other equipment                      1,387,748         982,207
         Leasehold improvements                  14,389          14,389
         Construction in progress                26,354          16,304
                                            -----------     -----------
                                             22,438,833      17,470,098

         Less- Accumulated depreciation      11,344,523       9,415,089
                                            -----------     -----------
                                            $11,094,310     $ 8,055,009
                                            ===========     ===========

Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consists of the following:

                                                 December 31,
                                          -----------------------
                                             1996          1995
                                          ----------     --------
              Programmer license fees     $  347,367     $ 66,278
              Accrued franchise fees         211,939      126,863
              Other                          719,117      539,955
                                          ----------     --------
                                          $1,278,423     $733,096
                                          ==========     ========

6. TERM LOAN:

                                                              December 31,
                                                       ---------------------------
                                                          1996             1995
                                                       -----------     -----------
Term loan agreement, collateralized by a first
   lien position on all present and future assets
   of the Partnership. Interest rates vary based
   on certain financial covenants; currently 8.32%
   (weighted average). Graduated principal
   payments due quarterly
   until maturity on June 30, 2004                     $31,200,000     $16,056,381
                                                       ===========     ===========

Annual maturities of the term loan after December 31, 1996, are as follows:

              1997                        $ 2,080,000
              1998                          2,560,000
              1999                          2,880,000
              2000                          3,840,000
              2001                          4,480,000
              Thereafter                   15,360,000
                                          -----------
                                          $31,200,000
                                          ===========

Under the term loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including an Annualized Cash Flow to Pro Forma Debt Service Ratio of 1.20 to 1 and a Total Debt to Annualized Cash Flow Ratio of 5.00 to 1, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. At December 31, 1996, the Partnership was out of compliance with its Total Debt to Annualized Cash Flow Ratio, however, an appropriate waiver has been obtained from the Partnership's creditor.

The Partnership has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of underlying principal amounts. At December 31, 1996, the Partnership had outstanding four interest rate swap agreements with its bank, having a notional principal amount of $30,950,000. These agreements effectively change the Partnership's interest rate exposure to a fixed rate of 5.82% (weighted average), plus an applicable margin based on certain financial covenants (the margin at December 31, 1996 was 2.50%). The maturity date, the fixed interest rate and the notional amount of each swap are as follows:

                                                              Notional
                    Maturity Date           Fixed Rate         Amount
                  ------------------        ----------     ---------------
                  January 16, 1998             5.34%          $ 7,300,000
                  March 6, 1998                5.42%          $10,000,000
                  September 30, 1998           6.33%          $ 8,050,000
                  September 30, 1998           6.37%          $ 5,600,000

At December 31, 1996, the Partnership would have been required to pay approximately $30,948 to settle these agreements based on fair value estimates received from financial institutions.


7. INCOME TAXES:

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

Taxable income to the limited partners was approximately $124,180, $497,000 and $497,000 for the three years in the period ended December 31, 1996, and is different from that reported in the statement of operations due to the difference in depreciation expense allowed for tax purposes and that amount recognized under generally accepted accounting principles. There were no other significant differences between taxable income and the net loss reported in the statements of operations.

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


8. COMMITMENTS AND CONTINGENCIES:


Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounts to $175,429, $145,062 and $134,702 in 1996, 1995 and 1994, respectively. Minimum lease payments through the end of the lease terms are as follows:


            1997                                  $32,180
            1998                                    9,100
            1999                                    7,900
            2000                                    8,275
            2001                                    8,100
            Thereafter                             26,925
                                                  -------
                                                  $92,480
                                                  =======

Effects of Regulation

On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the Federal Communications Commission (FCC) issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of the provisions affecting the cable television industry, more specifically those affecting the Partnership's operations, follows.

Cable Programming Service Tier Regulation. FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems owned by small companies. Small cable systems are those having 50,000 or fewer subscribers which are owned by companies with fewer than 1% of national cable subscribers (approximately 600,000). The Partnership qualifies as a small cable company and all of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulations by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area served by a local telephone exchange carrier, its affiliates or any multichannel video programming distributor which uses the facilities of the local exchange carrier. The FCC has not yet determined the penetration criteria that will trigger the presence of effective competition under these circumstances.

Telephone Companies. The 1996 Act allows telephone companies to offer video programming services directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to any provision of the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act, or through nonfranchised "open video systems" offering nondiscriminatory capacity to unaffiliated programmers, subject to select provisions of the 1996 Act. Although management's opinion is that the probability of competition from telephone companies in rural areas is unlikely in the near future, there are no assurances that such competition will not materialize.

The 1996 Act encompasses many other aspects of providing cable television service including prices for equipment, discounting rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of Public Educational and Governmental and leased access channels.


9. CABLE TELEVISION ACQUISITIONS:

On March 1, 1996, the Partnership acquired substantially all of the operating assets and franchise rights of two cable systems serving approximately 6,500 basic subscribers in or around the communities of Vidalia, Higgston, Lyons, Santa Claus and certain unincorporated areas of Montgomery County and Toombs County, all in the state of Georgia (the Vidalia system). The purchase price of the first system, owned by the Southland Cablevision, Inc. (Southland) and representing approximately 2,700 basic subscribers, was $3,710,000. Of this total, Southland received $3,410,000 at the closing date with the balance of $300,000, net of certain purchase price adjustments, paid during September 1996.

The purchase price of the second system, owned by TCI Cablevision of Georgia, Inc. and representing approximately 3,800 basic subscribers was $6,537,179. Of this total, $6,210,804 was paid on the closing date with the balance of $326,375, net of certain purchase price adjustments, paid during May 1996.

On September 13, 1996, the Partnership acquired substantially all of the operating assets and franchise rights of the cable television systems serving approximately 3,300 basic subscribers in or around the communities of Sandersville, Tennille and nearby unincorporated areas of Washington County, all in the state of Georgia (the Sandersville system), for a total purchase price of $5,608,367. The system was owned by TCI Cablevision of Georgia, Inc. Of the total purchase price, $5,328,497 was paid on the closing date. The balance of $279,870 was deposited into an escrow account, to be paid once agreement is reached regarding certain purchase price adjustments.

Pro forma operating results of the Partnership for December 31, 1996 and 1995, assuming the acquisitions of the Vidalia and Sandersville systems had been made at the beginning of 1995, follow:

                                   1996         1995
                               -----------   -----------
                               (unaudited)   (unaudited)

Revenue                        $12,063,175   $11,366,515
                               ===========   ===========
Net loss                       $(3,714,629)  $(3,057,839)
                               ===========   ===========
Net loss per limited
   partnership unit            $       (75)  $       (62)
                               ===========   ===========
