Form 10-Q
period 1997-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1997-05-15
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the period ended      MARCH 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                to

Commission File Number:               0-16718

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


      Washington                                        91-1366564
--------------------------------------------------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

 1201 Third Avenue, Suite 3600, Seattle, Washington            98101
      (Address of Principal Executive Offices)               (Zip Code)

                                 (206) 621-1351
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes / /    No /X/


----------
This filing contains    pages. Exhibits index appears on page   .

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                                  March 31,          December 31,
                                                                    1997                 1996
                                                                ------------         ------------
                                     ASSETS

Cash                                                            $    108,197         $    648,440
Accounts receivable                                                  278,735              401,225
Prepaid expenses                                                      70,354              117,533
Property and equipment, net of accumulated
  depreciation of $11,855,535 and $11,344,523,
  respectively                                                    10,854,468           11,094,310
Intangible assets, net of accumulated
  amortization of $24,175,793 and $23,447,543,
  respectively                                                    15,210,278           15,770,158

                                                                ------------         ------------
Total assets                                                    $ 26,522,032         $ 28,031,666
                                                                ============         ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                           $  1,115,364         $  1,278,423
Due to managing general partner and affiliates                       185,636               94,264
Converter deposits                                                    36,186               36,511
Subscriber prepayments                                               163,050              400,483
Notes payable                                                     30,520,000           31,200,000

                                                                ------------         ------------
                  Total liabilities                               32,020,236           33,009,681
                                                                ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                          (25,367)             (25,367)
   Accumulated deficit                                              (242,084)            (236,882)

                                                                ------------         ------------
                                                                    (267,451)            (262,249)
                                                                ------------         ------------

 Limited Partners:
   Contributed capital, net                                       18,735,576           18,735,576
   Accumulated deficit                                           (23,966,329)         (23,451,342)

                                                                ------------         ------------
                                                                  (5,230,753)          (4,715,766)
                                                                ------------         ------------


                  Total partners' equity                          (5,498,204)          (4,978,015)
                                                                ------------         ------------


Total liabilities and partners' equity                          $ 26,522,032         $ 28,031,666
                                                                ============         ============


     The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)

                                             For the three months ended March 31,
                                             ------------------------------------
                                                1997                      1996
                                             -----------              -----------
Service revenues                             $ 3,202,569              $ 2,357,139

Expenses:
  Operating                                      264,589                  216,976
  General and administrative (including
     $381,834 and $269,299 to affiliates
     in 1997 and 1996, respectively)             753,529                  550,234
Programming                                      813,851                  559,411
Depreciation and amortization                  1,241,797                  926,392

                                             -----------              -----------
                                               3,073,766                2,253,013
                                             -----------              -----------

Income (loss) from operations                    128,803                  104,126

Other income (expense):
   Interest expense                             (648,820)                (296,376)
   Interest income                                   500                    1,185
   Other income                                       --                       --
   Loss on disposal of assets                       (672)                      --

                                             -----------              -----------
                                                (648,992)                (295,191)
                                             -----------              -----------


Net loss                                     $  (520,189)                (191,065)
                                             ===========              ===========


Allocation of net loss:

   General Partners                          $    (5,202)             $    (1,911)
                                             ===========              ===========


   Limited Partners                          $  (514,987)             $  (189,154)
                                             ===========              ===========


Net loss per limited partnership unit:
     (49,656 units )                         $       (10)             $        (4)
                                             ===========              ===========


Net loss per $1,000 investment               $       (20)             $        (8)
                                             ===========              ===========


     The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)

                                                       For the three months ended March 31,
                                                       ------------------------------------
                                                           1997                    1996
                                                       -----------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $  (520,189)            $   (191,065)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                         1,241,797                  926,392
   Loss on disposal of assets                                  672                       --
   (Increase) decrease in operating assets:
     Accounts receivable                                   122,490                  (27,575)
     Prepaid expenses                                       47,179                  (73,680)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                (163,059)                  53,870
     Due to managing general partner and affiliates         91,372                  188,197
     Converter deposits                                       (325)                  (2,660)
     Subscriber prepayments                               (237,433)                 (99,991)

                                                       -----------             ------------
Net cash from operating activities                         582,504                  773,488
                                                       -----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                   (274,377)                 (94,691)
Purchase of cable television systems                            --               (9,947,179)

                                                       -----------             ------------
Net cash used in investing activities                     (274,377)             (10,041,870)
                                                       -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net              --               10,643,619
Principal payments on borrowings                          (680,000)                      --
Distributions to partners                                       --                 (125,434)
Loan fees and other costs incurred                        (168,370)                (941,173)

                                                       -----------             ------------
Net cash from (used in) financing activities              (848,370)               9,577,012
                                                       -----------             ------------

INCREASE (DECREASE) IN CASH                               (540,243)                 308,630

CASH, beginning of period                                  648,440                  309,737


                                                       -----------             ------------
CASH, end of period                                    $   108,197             $    618,367
                                                       ===========             ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest            $   214,245             $    305,561
                                                       ===========             ============


     The accompanying note to unaudited financial statements is an integral part of these statements

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1997 and December 31, 1996, its Statements of Operations for the three months ended March 31, 1997 and 1996, and its Statements of Cash Flows for the three months ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues totaled $3,202,569 for the three months ended March 31, 1997 representing an increase of approximately 36% over the same period in 1996. Of these revenues, $2,311,092 (72%) was derived from basic service charges, $290,440 (9%) from premium services, $238,415 (8%) from tier services, $78,340 (3%) from installation charges, $78,118 (2%) from service maintenance contracts, $99,239 (3%) from advertising and $106,925 (3%) from other sources. The revenue growth is attributable to rate increases placed into effect during 1996 and the addition of approximately 9,700 subscribers acquired in the purchase of cable systems in Vidalia and Sandersville, GA during 1996.

As of March 31, 1997, the Partnership's systems served approximately 32,200 basic subscribers, 13,100 premium subscribers and 9,900 tier subscribers.

Operating expenses totaled $264,589 for the three months ended March 31, 1997, representing an increase of approximately 22% over the same period in 1996. This is primarily the result of increases in salary and benefit costs due to cost of living adjustments and the acquisitions of the Vidalia and Sandersville, GA systems.

General and administrative expenses totaled $753,529 for the three months ended March 31, 1997, representing an increase of approximately 37% over the same period in 1996. The increase is attributable to increases in salary and benefit costs due to cost of living adjustments; the acquisitions of the Vidalia and Sandersville, GA systems, and; increases in revenue based expenses, such as, management and franchise fees due to increased revenue as noted previously.

Programming expenses totaled $813,851 for the three months ended March 31, 1997, representing an increase of approximately 45% over the same period in 1996. This is mainly due to increased costs charged by various program suppliers and the addition of the Vidalia and Sandersville, GA subscribers.

Depreciation and amortization expense for the three months ended March 31, 1997 increased approximately 34% over the same period in 1996. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired in the purchase of the Vidalia and Sandersville, GA systems.

Interest expense for the three months ended March 31, 1997 increased approximately 119% compared to the same period in 1996. The Partnership's average bank debt outstanding increased from $21,228,000 in the first quarter of 1996 to $31,200,000 in the first quarter of 1997, and the Partnership's effective interest rate increased from 5.58% during the first quarter of 1996 to 8.32% during the first quarter of 1997.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and borrowing capacity under the Partnership's existing revolving credit facility. The extent to which the Partnership can borrow is dependent on certain financial ratios. Based on these ratios at March 31, 1997, the Partnership had no borrowing capacity on the revolving credit facility. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.00 to 1.00 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1.00 As of March 31, 1997 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $30,720,000. Certain fixed rate agreements in place as of December 31, 1996 expired during the first quarter of 1996, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $7,300,000 fixed at 7.59% under the terms of an interest rate swap agreement with the Partnership's lender expiring January 16, 1998; $7,570,000 fixed at 8.58% under the terms of an amortizing interest rate swap agreement with the Partnership's lender expiring September 30, 1998; $10,000,000 fixed at 7.67% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 6, 1998; and $5,600,000 fixed at 8.62% under the terms of an interest rate swap agreement with the Partnership's lender expiring September 30, 1998. The balance of $50,000 bears interest at prime plus 1.00% (currently 9.50%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 1997, the Partnership incurred approximately $274,000 in capital expenditures, including the replacement of a vehicle in the Bay City, TX system; the purchase of advertising equipment and the launch of a new tier in the Sandersville, GA system; and the trapping of the tier in the Vidalia, GA system.

Planned expenditures for the balance of 1997 include the start of a fiber backbone in the Camano, WA system; continuation of an upgrade of a portion of the distribution plant to 450 MHz in the Sequim, WA system; and line extensions and purchases of vehicles in the various systems.

Regulation Overview

The Partnership's business is subject to intensive regulation at the federal and local levels, and to a lesser degree, at the state level. The FCC, the principal federal regulatory agency with jurisdiction over cable television, is responsible for implementing federal policies such as rate regulation, cable system relations with other communications media, cross-ownership, signal carriage, equal employment opportunity and technical performance. Portions of the regulatory framework that impact the Partnership's operations are summarized below.

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

The 1996 Act encompasses many other aspects of providing cable television service including prices for equipment, discounting rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of Public, Educational and Governmental and leased access channels.

As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 23% of the Partnership's subscribers have elected to certify but no requests for rate justifications have been received from franchise authorities. Based on management's analysis, the rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
     None

ITEM 2 Changes in securities
     None

ITEM 3 Defaults upon senior securities
     None

ITEM 4 Submission of matters to a vote of security holders
     None

ITEM 5 Other information
     None

ITEM 6 Exhibits and Reports on Form 8-K


(a) Exhibit index
     27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                        Managing General Partner



Dated:                      BY:  /s/ RICHARD I. CLARK
      ---------------                -----------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:                      BY:  /s/ GARY S. JONES
      ---------------                -----------------------------------
                                     Gary S. Jones
                                     (Vice President)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                        Managing General Partner



Dated:                      BY:
      ---------------           ----------------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:                      BY:
      ---------------           ----------------------------------------
                                     Gary S. Jones
                                     (Vice President)