Form 10-Q
period 1997-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1997-08-13
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the period ended JUNE 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ____________ to ______________

Commission File Number: 0-16718

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
               (Exact Name of Registrant as Specified in Charter)


       Washington                                     91-1366564
--------------------------------------------------------------------------------
(State of Organization)                    (I.R.S. Employer Identification No.)

 1201 Third Avenue, Suite 3600, Seattle, Washington           98101
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.

                                 Yes    No X
                                    ---   ---


------------------------
This filing contains __ pages. Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP BALANCE SHEETS - (Unaudited) (Prepared by the Managing General Partner)


                                                                June 30,       December 31,
                                                                  1997             1996
                                                             ------------      ------------
                                     ASSETS

Cash                                                         $    344,558      $    648,440
Accounts receivable                                               418,266           401,225
Prepaid expenses                                                  148,219           117,533
Property and equipment, net of accumulated
  depreciation of $12,452,434 and $11,344,523,
  respectively                                                 10,413,175        11,094,310
Intangible assets, net of accumulated
  amortization of $24,900,218 and $23,447,543,
  respectively                                                 14,488,318        15,770,158
                                                             ------------      ------------
Total assets                                                 $ 25,812,536      $ 28,031,666
                                                             ============      ============

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                        $  1,545,194      $  1,278,423
Due to managing general partner and affiliates                    131,073            92,290
Converter deposits                                                 34,401            36,511
Subscriber prepayments                                            167,667           400,483
Notes payable                                                  30,040,000        31,200,000
                                                             ------------      ------------
                  Total liabilities                            31,918,335        33,007,707
                                                             ------------      ------------
Partners' equity:
 General Partners:
   Contributed capital, net                                       (25,367)          (25,367)
   Accumulated deficit                                           (248,180)         (236,862)
                                                             ------------      ------------
                                                                 (273,547)         (262,229)
                                                             ------------      ------------
 Limited Partners:
   Contributed capital, net                                    18,735,576        18,735,576
   Accumulated deficit                                        (24,567,829)      (23,449,388)
                                                             ------------      ------------
                                                               (5,832,253)       (4,713,812)
                                                             ------------      ------------
                  Total partners' equity                       (6,105,800)       (4,976,041)
                                                             ------------      ------------
Total liabilities and partners' equity                       $ 25,812,536      $ 28,031,666
                                                             ============      ============


          The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                           For the six months ended June 30,
                                           --------------------------------
                                                1997             1996
                                             -----------      -----------
Service revenues                             $ 6,513,941      $ 5,144,170

Expenses:
  Operating                                      601,509          494,610
  General and administrative (including
     $736,314 and $581,913 to affiliates
     in 1997 and 1996, respectively)           1,546,218        1,239,957
  Programming                                  1,654,697        1,263,157
  Depreciation and amortization                2,565,877        1,955,678
                                             -----------      -----------
                                               6,368,301        4,953,402
                                             -----------      -----------

Income (loss) from operations                    145,639          190,768

Other income (expense):
   Interest expense                           (1,276,449)        (823,759)
   Interest income                                   250            4,750
   Other income                                   11,877              707
   Loss on disposal of assets                    (11,076)            (672)
                                             -----------      -----------
                                              (1,275,398)        (818,974)
                                             -----------      -----------
Net loss                                     $(1,129,759)        (628,205)
                                             ===========      ===========
Allocation of net loss:

   General Partners                          $   (11,298)     $    (6,282)
                                             ===========      ===========

   Limited Partners                          $(1,118,461)     $  (621,923)
                                             ===========      ===========
Net loss per limited partnership unit:
     (49,656 units )                         $       (23)     $       (13)
                                             ===========      ===========

Net loss per $1,000 investment               $       (46)     $       (25)
                                             ===========      ===========



          The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)

                                         For the three months ended June 30,
                                         -----------------------------------
                                                 1997            1996
                                             -----------      -----------
Service revenues                             $ 3,311,372      $ 2,787,032

Expenses:
  Operating                                      336,920          277,634
  General and administrative (including
     $354,480 and $312,614 to affiliates
     in 1997 and 1996, respectively)             792,689          689,723
  Programming                                    840,846          703,746
  Depreciation and amortization                1,324,081        1,029,286
                                             -----------      -----------
                                               3,294,535        2,700,389
                                             -----------      -----------

Income (loss) from operations                     16,837           86,643

Other income (expense):
   Interest expense                             (627,629)        (527,383)
   Interest income                                  (250)           3,565
   Other income                                   11,877              707
   Loss on disposal of asset                     (10,404)            (672)
                                             -----------      -----------
                                                (626,406)        (523,783)
                                             -----------      -----------

Net loss                                     $  (609,570)     $  (437,140)
                                             ===========      ===========
Allocation of net loss

   General Partners                          $    (6,096)     $    (4,371)
                                             ===========      ===========

   Limited Partners                          $  (603,474)     $  (432,769)
                                             ===========      ===========
Net loss per limited partnership unit:
     (49,656 units)                          $       (12)     $        (9)
                                             ===========      ===========

Net loss per $1,000 investment               $       (24)     $       (17)
                                             ===========      ===========



          The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                       For the six months ended June 30,
                                                       ---------------------------------
                                                            1997              1996
                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $ (1,129,759)     $   (628,205)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                           2,565,877         1,955,678
   Loss on disposal of assets                                 11,076               672
   (Increase) decrease in operating assets:
     Accounts receivable                                     (17,041)          (58,098)
     Prepaid expenses                                        (30,686)          (73,484)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                   266,771           487,163
     Due to managing general partner and affiliates           38,783            86,495
     Converter deposits                                       (2,110)           (3,629)
     Subscriber prepayments                                 (232,816)          (98,784)
                                                        ------------      ------------
Net cash from operating activities                         1,470,096         1,667,808
                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                     (443,143)         (368,442)
Purchase of cable television systems                              --       (10,237,530)
                                                        ------------      ------------
Net cash used in investing activities                       (443,143)      (10,605,972)
                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net                --        10,641,568
Principal payments on borrowings                          (1,160,000)               --
Distributions to partners                                         --          (125,434)
Loan fees and other costs incurred                          (170,835)         (740,460)
Repurchase of limited partner interest                                          (8,000)
                                                        ------------      ------------
Net cash from (used in) financing activities              (1,330,835)        9,767,674
                                                        ------------      ------------

INCREASE (DECREASE) IN CASH                                 (303,882)          829,510

CASH, beginning of period                                    648,440           309,737
                                                        ------------      ------------
CASH, end of period                                     $    344,558      $  1,139,247
                                                        ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest             $  1,005,908      $    670,388
                                                        ============      ============

          The accompanying note to unaudited financial statements is an integral part of these statements

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1997 and December 31, 1996, its Statements of Operations for the three and six months ended June 30, 1997 and 1996, and its Statements of Cash Flows for the six months ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues totaled $3,311,372 for the three months ended June 30, 1997 representing an increase of approximately 19% over the same period in 1996. Of these revenues, $2,339,736 (71%) was derived from basic service charges, $294,491 (9%) from premium services, $264,844 (8%) from tier services, $81,268 (2%) from installation charges, $85,002 (3%) from service maintenance contracts, $129,939 (4%) from advertising and $116,092 (3%) from other sources. The revenue growth is attributable to rate increases placed into effect during 1996 and the addition of approximately 3,400 subscribers acquired in the purchase of the cable in system Sandersville, GA during 1996.

As of June 30, 1997, the Partnership's systems served approximately 32,300 basic subscribers, 13,250 premium subscribers and 9,850 tier subscribers.

Operating expenses totaled $336,920 for the three months ended June 30, 1997, representing an increase of approximately 21% over the same period in 1996. This is primarily the result of increases in salary and benefit costs due to cost of living adjustments and the acquisition of the Sandersville, GA system.

General and administrative expenses totaled $792,689 for the three months ended June 30, 1997, representing an increase of approximately 15% over the same period in 1996. The increase is attributable to increases in salary and benefit costs due to cost of living adjustments; the acquisition of the Sandersville, GA system, and increases in revenue based expenses such as management and franchise fees due to increased revenue as noted previously.

Programming expenses totaled $840,846 for the three months ended June 30, 1997, representing an increase of approximately 20% over the same period in 1996. This is mainly due to increased costs charged by various program suppliers and the addition of the Sandersville, GA subscribers.

Depreciation and amortization expense for the three months ended June 30, 1997 increased approximately 29% over the same period in 1996. This increase is mainly due to depreciation and amortization on current year purchases of plant and equipment and the addition of assets acquired in the purchase of the Sandersville, GA system.

Interest expense for the three months ended June 30, 1997 increased approximately 19% compared to the same period in 1996. The Partnership's average bank debt outstanding increased from $26,400,000 in the second quarter of 1996 to $30,280,000 in the second quarter of 1997, and the Partnership's effective interest rate increased from 7.99% during the second quarter of 1996 to 8.29% during the second quarter of 1997.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and borrowing capacity under the Partnership's existing revolving credit facility. The extent to which the Partnership can borrow is dependent on certain financial ratios. Based on these ratios at June 30, 1997, the Partnership had no borrowing capacity on the revolving credit facility. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.00 to 1.00 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1.00 As of June 30, 1997 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $30,280,000. Certain fixed rate agreements in effect as of March 7, 1997 expired during the second quarter of 1997, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $7,300,000 fixed at 7.59% under the terms of an interest rate swap agreement with the Partnership's lender expiring January 16, 1998; $7,090,000 fixed at 8.58% under the terms of an amortizing interest rate swap agreement with the Partnership's lender expiring September 30, 1998; $10,000,000 fixed at 7.67% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 6, 1998; and $5,600,000 fixed at 8.62% under the terms of an interest rate swap agreement with the Partnership's lender expiring September 30, 1998. The balance of $50,000 bears interest at prime plus 1.00% (currently 9.50%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the second quarter of 1997, the Partnership incurred approximately $169,000 in capital expenditures, including the replacement of a vehicle in the Camano, WA system; the construction of a new office building and the trapping of the tier service in the Vidalia, GA system; and various line extensions in all of the systems.

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

          None

ITEM 3 Defaults upon senior securities

          None

ITEM 4 Submission of matters to a vote of security holders

          None

ITEM 5 Other information

          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

         27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

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

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                         BY:  Northland Communications Corporation,
                              Managing General Partner



Dated:_____________________   BY:  /s/ RICHARD I. CLARK
                                  -----------------------------
                                   Richard I. Clark
                                   (Vice President/Treasurer)


Dated:_____________________   BY:  /s/ GARY S. JONES
                                  -----------------------------
                                   Gary S. Jones
                                   (Vice President)