Form 10-Q
period 1997-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1997-11-10
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the period ended SEPTEMBER 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from                   to
                                          -----------------    -----------------

Commission File Number: 0-16718
                       ---------

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
              ----------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


Washington                       91-1366564
-----------------------          ------------------------------------
(State of Organization)          (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington      98101
------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

(206) 621-1351
----------------------------------------------------
(Registrant's telephone number, including area code)


N/A
-----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                            September 30,      December 31,
                                                                1997               1996
                                                             ------------      ------------
                                     ASSETS
Cash                                                         $    176,412      $    648,440
Accounts receivable                                               447,035           401,225
Prepaid expenses                                                  138,664           117,533
Property and equipment, net of accumulated
  depreciation of $13,005,287 and $11,344,523,
  respectively                                                 10,290,275        11,094,310
Intangible assets, net of accumulated
  amortization of $25,624,643 and $23,447,543,
  respectively                                                 13,873,893        15,770,158
                                                             ------------      ------------
Total assets                                                 $ 24,926,279      $ 28,031,666
                                                             ============      ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                        $  1,685,865      $  1,278,423
Due to managing general partner and affiliates                    111,641            92,290
Converter deposits                                                 32,177            36,511
Subscriber prepayments                                            178,956           400,483
Notes payable                                                  29,480,000        31,200,000
                                                             ------------      ------------
                  Total liabilities                            31,488,639        33,007,707
                                                             ------------      ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                       (25,367)          (25,367)
   Accumulated deficit                                           (252,745)         (236,862)
                                                             ------------      ------------
                                                                 (278,112)         (262,229)
                                                             ------------      ------------
 Limited Partners:
   Contributed capital, net                                    18,735,576        18,735,576
   Accumulated deficit                                        (25,019,824)      (23,449,388)
                                                             ------------      ------------
                                                               (6,284,248)       (4,713,812)
                                                             ------------      ------------
                  Total partners' equity                       (6,562,360)       (4,976,041)
                                                             ------------      ------------
Total liabilities and partners' equity                       $ 24,926,279      $ 28,031,666
                                                             ============      ============


                  The accompanying note to unaudited financial
               statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                           For the nine months ended September 30,
                                               ----------------------------
                                                  1997             1996
                                               -----------      -----------
Service revenues                               $ 9,912,298      $ 8,080,181
Expenses:
  Operating                                        914,916          753,446
  General and administrative (including
     $1,175,423 and $914,517 to affiliates
     in 1997 and 1996, respectively)             2,353,926        1,957,751
  Programming                                    2,492,873        1,956,045
  Depreciation and amortization                  3,843,155        2,977,859
                                               -----------      -----------
                                                 9,604,870        7,645,101
                                               -----------      -----------
Income (loss) from operations                      307,428          435,080
Other income (expense):
   Interest expense                             (1,897,867)      (1,352,363)
   Interest income                                   3,318           10,963
   Other income                                     11,877              707
   Loss on disposal of assets                      (11,076)          (4,003)
                                               -----------      -----------
                                                (1,893,748)      (1,344,696)
                                               -----------      -----------
Net loss                                       $(1,586,320)        (909,616)
                                               ===========      ===========
Allocation of net loss:
   General Partners                            $   (15,863)     $    (9,096)
                                               ===========      ===========
   Limited Partners                            $(1,570,457)     $  (900,519)
                                               ===========      ===========
Net loss per limited partnership unit:
     (49,656 units )                           $       (32)     $       (18)
                                               ===========      ===========
Net loss per $1,000 investment                 $       (64)     $       (36)
                                               ===========      ===========


             The accompanying note to unaudited financial statements
                    is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                        For the three months ended September 30,
                                            ----------------------------
                                               1997             1996
                                            -----------      -----------
Service revenues                            $ 3,398,358      $ 2,936,011
Expenses:
  Operating                                     313,407          258,836
  General and administrative (including
     $439,109 and $332,605 to affiliates
     in 1997 and 1996, respectively)            807,709          717,794
    Programming                                 838,176          692,889
    Depreciation and amortization             1,277,278        1,022,181
                                            -----------      -----------
                                              3,236,570        2,691,700
                                            -----------      -----------
Income (loss) from operations                   161,788          244,311
Other income (expense):
   Interest expense                            (621,417)        (528,604)
   Interest income                                3,068            6,213
   Other income                                    --               --
   Loss on disposal of asset                       --             (3,331)
                                            -----------      -----------
                                               (618,349)        (525,722)
                                            -----------      -----------
Net loss                                    $  (456,561)     $  (281,411)
                                            ===========      ===========
Allocation of net loss
   General Partners                         $    (4,566)     $    (2,814)
                                            ===========      ===========
   Limited Partners                         $  (451,995)     $  (278,597)
                                            ===========      ===========
Net loss per limited partnership unit:
     (49,656 units)                         $        (9)     $        (6)
                                            ===========      ===========
Net loss per $1,000 investment              $       (18)     $       (11)
                                            ===========      ===========


                  The accompanying note to unaudited financial
               statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                    For the nine months ended September 30,
                                                        ------------------------------
                                                           1997              1996
                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $ (1,586,320)     $   (909,616)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                           3,840,620         2,977,859
   Loss on disposal of assets                                 11,076             7,594
   (Increase) decrease in operating assets:
     Accounts receivable                                     (45,810)         (173,264)
     Prepaid expenses                                        (21,130)          (61,836)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                   407,442           361,976
     Due to managing general partner and affiliates           19,351            62,288
     Converter deposits                                       (4,334)           (5,563)
     Subscriber prepayments                                 (221,527)          (96,187)
                                                        ------------      ------------
Net cash from operating activities                         2,399,368         2,163,251
                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                     (870,561)         (603,972)
Purchase of cable television systems                            --         (15,834,960)
                                                        ------------      ------------
Net cash used in investing activities                       (870,561)      (16,438,932)
                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net              --          16,241,568
Principal payments on borrowings                          (1,720,000)         (695,695)
Distributions to partners                                       --            (125,434)
Loan fees and other costs incurred                          (280,835)         (770,399)
Repurchase of limited partner interest                                          (8,000)
                                                        ------------      ------------
Net cash from (used in) financing activities              (2,000,835)       14,642,040
                                                        ------------      ------------
INCREASE (DECREASE) IN CASH                                 (472,028)          366,359
CASH, beginning of period                                    648,440           309,737
                                                        ------------      ------------
CASH, end of period                                     $    176,412      $    676,096
                                                        ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest             $  1,925,825      $  1,408,912
                                                        ============      ============

                  The accompanying note to unaudited financial
               statements is an integral part of these statements

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1997 and December 31, 1996, its Statements of Operations for the three and nine months ended September 30, 1997 and 1996, and its Statements of Cash Flows for the nine months ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues totaled $3,398,358 for the three months ended September 30, 1997 representing an increase of approximately 16% over the same period in 1996. Of these revenues, $2,388,563 (70%) was derived from basic service charges, $305,006 (9%) from premium services, $282,102 (8%) from tier services, $82,087 (3%) from installation charges, $87,929 (3%) from service maintenance contracts, $144,126 (4%) from advertising and $108,545 (3%) from other sources. The revenue growth is attributable to rate increases placed into effect in August of 1997 and the addition of approximately 3,400 subscribers acquired in the purchase of cable system Sandersville, GA during 1996.

As of September 30, 1997, the Partnership's systems served approximately 32,200 basic subscribers, 13,700 premium subscribers and 10,500 tier subscribers.

Operating expenses totaled $313,407 in place for the three months ended September 30, 1997, representing an increase of approximately 21% over the same period in 1996. This is primarily the result of increases in salary and benefit costs due to cost of living adjustments and the acquisition of the Sandersville, GA system.

General and administrative expenses totaled $807,709 for the three months ended September 30, 1997, representing an increase of approximately 13% over the same period in 1996. The increase is attributable to increases in salary and benefit costs due to cost of living adjustments; the acquisition of the Sandersville, GA system, and increases in revenue based expenses, such as, management and franchise fees due to increased revenue as noted previously.

Programming expenses totaled $838,176 for the three months ended September 30, 1997, representing an increase of approximately 21% over the same period in 1996. This is mainly due to increased costs charged by various program suppliers and the addition of the Sandersville, GA subscribers.

Depreciation and amortization expense for the three months ended September 30, 1997 increased approximately 25% over the same period in 1996. This increase is mainly due to depreciation and amortization on current year purchases of plant and equipment and the addition of assets acquired in the purchase of the Sandersville, GA system.

Interest expense for the three months ended September 30, 1997 increased approximately 18% compared to the same period in 1996. The Partnership's average bank debt outstanding increased from $28,133,333 in the third quarter of 1996 to $30,040,000 in the third quarter of 1997, and the Partnership's effective interest rate increased from 7.52% during the third quarter of 1996 to 8.27% during the third quarter of 1997.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and borrowing capacity under the Partnership's existing revolving credit facility. The extent to which the Partnership can borrow is dependent on certain financial ratios. Based on these ratios at September 30, 1997, the Partnership had no borrowing capacity on the revolving credit facility. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.00 to 1.00 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1.00 As of September 30, 1997 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $29,480,000. Certain fixed rate agreements in place as of June 30, 1997 expired during the third quarter of 1997, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $7,300,000 fixed at 7.59% under the terms of an interest rate swap agreement with the Partnership's lender expiring January 16, 1998; $7,090,000 fixed at 8.58% under the terms of an amortizing interest rate swap agreement with the Partnership's lender expiring September 30, 1998; $10,000,000 fixed at 7.67% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 6, 1998; and $5,600,000 fixed at 8.62% under the terms of an interest rate swap agreement with the Partnership's lender expiring September 30, 1998. The balance of $50,000 bears interest at prime plus 1.00% (currently 9.50%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 1997, the Partnership incurred approximately $430,000 in capital expenditures, including the replacement of a vehicle in the Brenham, TX system; the construction of a new office building in the Vidalia, GA system; and various line extensions in all of the systems.

Planned expenditures for the balance of 1997 include the start of a fiber backbone in the Camano, WA system; continuation of an upgrade of a portion of the distribution plant to 450 MHz in the Sequim, WA system; and various line extensions in all of the systems.

Acquisition

The Partnership has entered into a purchase agreement to acquire the cable television systems serving approximately 7,300 subscribers in and around the communities of Toccoa and Royston, GA. The estimated purchase price of the systems is $11,350,000.

The Partnership has received terms from its bank to refinance its existing debt, increasing the total facility to $42,000,000. The Partnership will use the proceeds to repay the previous credit facility, finance the acquisition of the Toccoa and Royston, GA systems and provide working capital.

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

Effects of Regulation

On February 8, 1996 , the Telecommunications Act of 1996 (the 1996 Act) was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the Federal Communications Commission (FCC) issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of the provisions affecting the cable television industry, more specifically those affecting the Partnership's operations, follows.

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

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                          BY:  Northland Communications Corporation,
                               Managing General Partner



Dated: November 7, 1997   BY:    /s/ RICHARD I. CLARK
       ----------------        -------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated: November 7, 1997   BY:   /s/ GARY S. JONES
       ----------------       -------------------------------
                                    Gary S. Jones
                                    (Vice President)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
-------
  27.0                Financial Data Schedule
