Form 10-K
period 1997-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1998-03-27
CIK 813658

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

              For the fiscal year ended DECEMBER 31, 1997

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

        (3) Form 10-Q Quarterly Reports for periods ended June 30, 1989, September 30, 1989 and March 31, 1993, respectively.

        (4)     Form 8-K dated September 27, 1993

        (5)     Form 8-K dated March 1, 1996

        (6)     Form 8-K dated December 5, 1997


This filing contains      pages.  Exhibits Index appears on page ____.
Financial Statements/Schedules Index appears on page ____.

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe", "intends", "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms.

                                     PART I

ITEM 1.   BUSINESS

        Northland Cable Properties Seven Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners (the "General Partners") and approximately 2,916 limited partners as of December 31, 1997. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner"). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the "Administrative General Partner").

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

        NORTHLAND CABLE TELEVISION, INC. - formed in October 1985 and principally involved in the direct ownership of cable television systems. Sole shareholder of Northland Cable News, Inc.

                NORTHLAND CABLE NEWS, INC. - formed in May 1994 and principally involved in the production and development of local news, sports and informational programming.

        NORTHLAND CABLE SERVICES CORPORATION - formed in August 1993 and principally involved in the development and production of computer software used in billing and financial record keeping for Northland-affiliated cable systems. Sole shareholder of Cable Ad-Concepts.

                CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

        NORTHLAND MEDIA, INC. - formed in April 1995 as the holding company for the following entity:

                STATESBORO MEDIA, INC. - formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, GA and surrounding areas.

        The Partnership was formed on April 17, 1987 and began operations in 1987 with the acquisition of a cable television system serving two communities in Texas and one system in Washington. Subsequently, in 1988, the Partnership acquired another cable television system in Washington and sold a sub-system in Texas. In 1993, the Partnership purchased a cable television system in Bayview, Washington. In 1996, the Partnership purchased cable television systems serving Vidalia, Georgia and Sandersville, Georgia. In 1997, The Partnership purchased cable television systems serving Toccoa, Georgia and Royston, Georgia. (Collectively, the cable television systems are referred to herein as the "Systems".) As of December 31, 1997, the total number of basic subscribers served by the Systems was 39,252, and the partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 65% as compared to an industry average of approximately 66%, as reported by PAUL KAGAN AND ASSOCIATES, INC.

        The Partnership has 26 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2024, have been granted by local and county authorities in the areas in which the Systems operate. Annual franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

        The Partnership serves the communities and surrounding areas of Brenham and Bay City, Texas, Camano Island and Sequim, Washington, as well as Vidalia, Sandersville, Toccoa and Royston, Georgia. The following is a description of these areas:

        Brenham, TX: Brenham, Texas, with a population of approximately 12,000 is strategically located about midway between Houston and Austin. The population has grown steadily over the last 15 years at a rate of two and one-half percent per year. The city of Brenham serves as a hub for commerce, trade and services to the surrounding counties of Burleson, Waller, Lee, Fayette, Austin, Colorado and Grimes. Brenham's proximity to Houston makes it a gateway through which international trade and commerce proceed to Austin, San Antonio and other western cities. A main line of the Santa Fe Railway also services the city. Certain information regarding the Brenham, TX system as of December 31, 1997 is as follows:

               Basic Subscribers                          4,307
               Tier Subscribers                           1,553
               Premium Subscribers                        1,765
               Estimated Homes Passed                     5,660

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

        There is an abundance of recreational and sporting activities in the Bay City area, including freshwater and deep-sea fishing. The Gulf of Mexico, Matagorda Beach, the Colorado River, bays and bayous combine to meet the recreational needs of both tourists and residents. Certain information regarding the Bay City, TX system as of December 31, 1997 is as follows:

               Basic Subscribers                          5,627
               Tier Subscribers                           2,357
               Premium Subscribers                        1,870
               Estimated Homes Passed                     8,685

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

        Camano Island is currently experiencing growth at a rate of 200 to 250 new homes per year. The island is primarily residential with neighborhood grocery stores, service stations, restaurants and other incidental services. The neighboring mainland community of Stanwood provides the area with an education system, additional shopping and medical services. Many employed residents of Camano Island work in the neighboring cities of Everett (an industrial center), Stanwood and Mount Vernon (mainly agricultural), while many have chosen Camano Island as a retirement residence. Certain information regarding the Camano Island, WA system as of December 31, 1997 is as follows:

               Basic Subscribers                          7,117
               Tier Subscribers                           3,426
               Premium Subscribers                        3,200
               Estimated Homes Passed                     9,890

        Sequim, WA: Clallam County's population is approximately 53,400, with approximately 17,300 residing in the city of Port Angeles, WA, the county seat. Sequim is located approximately 15 miles east of Port Angeles. The county's work force is concentrated in the lumber/wood products, logging, tourism, aerospace/aviation, fishing and education industries. Some of the most productive forest land in the United States is located on the Olympic Peninsula, and timber has been the traditional mainstay of Clallam County's economy. A natural deep-water harbor and relative proximity to the Far East have encouraged international trade development for the county's products. The Olympic National Park, ferry access to Victoria, British Columbia, Canada, sport fishing, and other scenic and recreational attractions bring a steady stream of tourists through Clallam County. Certain information regarding the Sequim, WA system as of December 31, 1997 is as follows

               Basic Subscribers                          5,647
               Tier Subscribers                           3,026
               Premium Subscribers                          860
               Estimated Homes Passed                     7,180

        Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 11,500, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 1997 is as follows:

               Basic Subscribers                          5,884
               Tier Subscribers                             884
               Premium Subscribers                        3,539
               Estimated Homes Passed                    12,585

        Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 1997 is as follows:

               Basic Subscribers                          3,373
               Tier Subscribers                             568
               Premium Subscribers                        2,466
               Estimated Homes Passed                     4,720

      Toccoa and Royston, GA: The City of Toccoa is located in northeastern Georgia adjacent to the South Carolina at the headwaters of Lake Hartwell. It is 81 miles northeast of Atlanta and 65 miles southwest of Greenville, South Carolina. Toccoa serves as the county seat of Stephens County and its economy is driven by the textile industry as well as agricultural products such as poultry, pulpwood and livestock.

Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 1997 is as follows:

               Basic Subscribers                   7,297
               Premium Subscribers                 3,291
               Estimated Homes Passed             11,290

        The Partnership had 66 employees as of December 31, 1997. Management of these systems is handled through offices located in the towns of Brenham and Bay City, Texas, as well as Vidalia, Sandersville, Toccoa and Royston, Georgia. The Sequim and Camano systems share the costs of offices maintained by affiliates of the Partnership pursuant to the terms of operating management agreements. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

        Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, satellite master antenna television services, DBS services, wireless cable services, newspapers, movie theaters, live sporting events, online computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those which are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

        Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems without a franchise. It is possible that a franchising authority might grant a second franchise to another company containing terms and conditions more favorable than those afforded the Partnership.

        Well-financed businesses from outside the cable industry (such as the public utilities and other companies that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. Congress has repealed the prohibition against national television networks owning cable systems, and telephone companies may now enter the cable industry, as described below. Such new entrants may become competitors for franchises or providers of competitive services. In general, a cable system's financial performance will be adversely affected when a competing cable service exists (referred to in the cable industry as an "overbuild").

        In recent years, the FCC and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS, whereby signals are transmitted by satellite to small receiving dishes located on subscribers' homes. Programming is currently available to DBS subscribers through conventional, medium- and high-powered satellites. Existing DBS systems offer in excess of 120 channels of programming and pay-per-view services and are expected to increase channel capacity to 150 or more channels, enabling them to provide program service comparable to and in some instances, superior to those of cable television systems. At least four well-financed companies currently offer DBS services and have undertaken extensive marketing efforts to promote their products. The FCC has implemented regulations under the 1992 Cable Act to enhance the ability of DBS systems to make available to home satellite dish owners certain satellite delivered cable programming at competitive costs. Programming offered by DBS systems has certain advantages over cable systems with respect to number of channels offered, programming capacity and digital quality, as well as disadvantages that include high upfront and monthly costs and a lack of local programming, service and equipment distribution. DBS systems will provide increasing competition to cable systems as the cost of DBS reception equipment continues to decline. At least one DBS provider is undertaking the technical and legislative steps necessary to enhance its service by adding local broadcast signals which could further increase competitive pressures from DBS systems.

        Cable television systems also compete with wireless program distribution services such as MMDS which uses low power microwave to transmit video programming over the air to customers. Additionally, the FCC recently adopted new regulations allocating frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS, known as Local Multipoint Distribution Service ("LMDS"). LMDS is also suited for providing wireless data services, including the possibility of Internet access. Wireless distribution services generally provide many of the programming services provided by cable systems, although current technology limits the number of channels which may be offered. Moreover, because MMDS service generally requires unobstructed "line of sight" transmission paths, the ability of MMDS systems to compete may be hampered in some areas by physical terrain and foliage.

        The 1996 Telecommunications Act eliminated the previous prohibition on the provision of video programming by local exchange telephone companies ("LECs") in their telephone service areas. Various LECs currently are providing and seeking to provide video programming services within their telephone service areas through a variety of distribution methods, primarily through the deployment of broadband wire facilities, wireless transmission and installation of traditional cable systems alongside existing telephone equipment. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. The Company believes, however, that the small to medium markets in which it provides or expects to provide cable services are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and higher costs per subscriber of installing plant. The 1996 Telecommunications Act's provisions promoting facilities-based broadband competition are primarily targeted at larger systems and markets. The 1996 Telecommunications Act includes certain limited exceptions to the general prohibition on buy outs and joint ventures between incumbent cable operators and LECs for smaller non-urban cable systems and carriers meeting certain criteria. See "Proposed Transaction - Regulation Overview."

        Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC has established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems by LECs and other common carriers, and electric utilities is providing facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other nonvideo services.

        The business of delivering and producing televised news, information and entertainment are characterized by new market entrants, increasingly rapid technological change and evolving industry standards. There can be no assurance that the Partnership will be able to fund the capital expenditures necessary to keep pace with technological developments or that the Partnership will successfully predict the technical demand of its subscribers. The Partnership's inability to provide enhanced services in a timely manner or to predict the demands of the marketplace could have a material adverse effect on the

Partnership, its financial condition, prospects and debt service ability.

        Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the Partnership.

REGULATION

        The Partnership's business is subject to intensive regulation at the federal and local levels, and to a lesser degree, at the state level. The FCC, the principal federal regulatory agency with jurisdiction over cable television, is responsible for implementing federal policies such as rate regulation, cable system relations with other communications media, cross-ownership, signal carriage, equal employment opportunity and technical performance. Provisions of regulatory events that have impacted the Partnership's cable television system operations, which are the principal business of the Partnership, are summarized below.

        INTRODUCTION

        The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The Telecommunications Act of 1996 alters the regulatory structure governing the nation's telecommunications providers. The Telecommunications Act of 1996 is intended to remove barriers to competition in both the cable television market and the local telephone market. It also reduces the scope of cable rate regulation.

        The 1996 Telecommunications Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company or its systems.

        CABLE RATE REGULATION

        The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

        Although the FCC rules control, local government units (commonly referred to as "local franchising authorities" or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable, the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecommunications Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines.

        The FCC itself directly administers rate regulation of an operator's cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecommunications Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

        Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carnage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service," regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

        In an effort to ease the regulatory burden on small cable systems, the FCC has created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. All of the Partnership's systems are eligible for these simplified cost-of-service rules, and have calculated rates generally in accordance with those rules.

        The 1996 Telecommunications Act provides additional relief for small cable operators. For franchising units with less than 50,000 subscribers and owned by an operator with less than one percent of the nation's cable subscribers (i.e., approximately 600,000 subscribers) that is not affiliated with any entities with aggregate annual gross revenue exceeding $250 million, CPST rate regulation is automatically eliminated. The Partnership and all of its systems qualify for this CPST deregulation.

        The 1996 Cable Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

        CABLE ENTRY INTO TELECOMMUNICATIONS

        The 1996 Cable Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The extent to which state and local governments may impose requirements in such situations recently has been, and will continue to be, the subject of litigation. The outcome of that litigation, and its effect on the Partnership, cannot be predicted. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning on February 8, 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

        Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Cable Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Certain aspects of the FCC's initial interconnection order were rejected by the Eighth Circuit Court of Appeals on July 18, 1997, on the ground that the states, not the FCC, have statutory authority to set the prices that incumbent local exchange carriers may charge for interconnection. The United States Supreme Court has granted certiorari to hear an appeal of the Eighth Circuit Court of Appeals ruling.

        TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

        The 1996 Cable Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the Bell Operating Companies, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

        Under the 1996 Cable Act, a LEC providing video programming to subscribers generally will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

        Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecommunications Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecommunications Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

        ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

        The 1996 Cable Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Because of their resources, electric utilities could be formidable competitors to traditional cable systems, and a few electric utilities have announced plans to offer video programming. Recent technological advances have increased the likelihood that electric utilities may become competitive with the Partnership.

        ADDITIONAL OWNERSHIP RESTRICTIONS

        The 1996 Cable Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Cable Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television ("SMATV") and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

        Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

        There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems.

        MUST CARRY/RETRANSMISSION CONSENT

        The 1992 Cable Act conveyed to a commercial broadcaster the right generally to elect every three years either to require: (i) that the local cable operator carry its signals ("must carry"); or (ii) that such operator obtain the broadcaster's retransmission consent before doing so. The Company has been able to reach agreements with all of the broadcasters who elected retransmission consent and has not been required by broadcasters to remove any broadcast stations from the cable television channel line-ups. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Partnership, although this result may change in the future depending on such factors as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when such arrangements are renegotiated.

        CHANNEL SET-ASIDES

        LFAs can include franchise provisions, requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC recently modified its leased access rules, making leased access somewhat more favorable to potential users. The changes, however, were not as dramatic as leased access users had hoped, and should not significantly infringe on the Partnership's control over the channel line-up of its various cable television operating systems. The revised maximum rate formula has been challenged by one leased access applicant in an appeal to the D.C. Circuit Court.

        ACCESS TO PROGRAMMING

        To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on dealings between cable operators and cable programmers. The 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

        OTHER FCC REGULATIONS

        In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program non-duplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC recently adopted rules relating to the ownership of cable wiring located inside multiple dwelling unit complexes. The FCC has concluded that such wiring can, in certain cases, be unilaterally acquired by the complex owner, making it easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The FCC recently imposed new Emergency Alert System requirements on cable operators which will be phased in over several years. The FCC recently adopted "closed captioning" rules that the Partnership does not expect to have an adverse effect on its operations. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

        PENDING PROCEEDING

        The FCC has initiated a rulemaking proceeding involving whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

        COPYRIGHT

        Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (which varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

        STATE AND LOCAL REGULATION

        Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in exchange for the use of public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

        The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot require the payment of franchise fees exceeding 5% of the system's gross revenue, cannot dictate the particular technology used by the system, and cannot specify video programming, other than identifying broad categories of programming, that must be carried on the systems.

        Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. However, there can be no assurance that renewal will be granted or that renewals will be made on similar terms and conditions.

        Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of state governmental agencies.

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

ITEM 2.   PROPERTIES

        The Partnership's cable television systems are located in and around Brenham and Bay City, Texas; Camano Island, Sequim, Stanwood, and Bayview, Washington, and Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership's cable plant passed approximately 60,010 homes as of December 31, 1997. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7.
Liquidity and Capital Resources.)

ITEM 3.   LEGAL PROCEEDINGS

        None.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            (a) There is no established public trading market for the Partnership's units of limited partnership interest.

            (b) The approximate number of equity holders as of December 31, 1997, is as follows:

                             Limited Partners:            2,916

                             General Partners:                2

            (c) During 1997, the Partnership did not make cash distributions to the limited partners or to the Managing General Partner. The limited partners have received in the aggregate in the form of cash distributions $3,108,554 on total initial contributions of $24,893,000 as of December 31, 1997. As of December 31, 1997, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios, and compliance with financial covenants required by the Partnership's lender.

ITEM 6.   SELECTED FINANCIAL DATA

                                                  Years ended December   31,
                            ------------------------------------------------------------------------------------
                                 1997             1996              1995              1994               1993
                                 ----             ----              ----              ----               ----
SUMMARY OF OPERATIONS:

Revenue                     $ 13,573,985      $ 11,310,000      $  8,526,053      $  7,757,306      $  6,768,601
Operating income (loss)          250,623           (87,913)           40,080           (91,965)         (713,339)
Loss on disposal of
  assets                         (14,486)          (10,146)          (17,626)                0           (43,013)
Net loss                      (2,421,083)       (2,215,885)       (1,205,316)       (1,265,325)       (2,014,094)
Net loss per limited
  partner unit
  (weighted average)                 (48)              (44)              (24)              (25)              (40)
Cumulative tax losses
  per limited partner
  unit                              (402)             (402)             (405)             (415)             (425)


                                                                 December 31,
                           ------------------------------------------------------------------------------------
                                1997              1996              1995              1994              1993
                                ----              ----              ----              ----              ----
BALANCE SHEET DATA:

Total assets               $ 36,349,084      $ 28,151,750      $ 14,520,969      $ 17,549,748      $ 20,172,231
Notes payable                41,543,600        31,200,000        16,056,381        17,537,318        18,465,537
Total liabilities            43,784,182        33,129,765        17,149,665        18,461,214        19,316,433
General partners'
  deficit                      (286,460)         (262,249)         (238,836)         (221,764)         (204,092)
Limited partners'
  (deficit)capital           (7,112,638)       (4,715,766)       (2,389,860)         (689,702)        1,059,890
Distributions per
  limited partner unit                0                 3                10                10                10
Cumulative distribu-
  tions per limited
  partner unit                       63                63                60                50                40

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


1997 AND 1996

        Total revenue reached $13,573,985 for the year ended December 31, 1997, representing an increase of approximately 20% over 1996. This is mainly due to the acquisition of the Vidalia, GA system in March 1996, the Sandersville, GA system in September 1996 and rate increases placed into effect August 1997. Of the 1997 revenue, $9,619,864 (71%) is derived from subscriptions to basic service, $1,205,147 (9%) from subscriptions to premium services, $1,074,192 (8%) from subscriptions to tier services, $320,070 (2%) from installation charges, $339,728 (2%) from service maintenance revenue and $1,014,984 (8%) from other sources.

        The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                            1997       1996       1995      1994       1993
                            ----       ----       ----      ----       ----
Basic Rate             $   23.75  $   22.45  $   21.80  $   20.90  $   19.90
Tier Rate                   8.15       7.30       6.85       5.75       5.75
HBO Rate                   10.15      10.05      10.65      10.25      10.25
Cinemax Rate                8.70       8.50       8.15       8.15       8.15
Showtime Rate               8.50       8.00      10.20       9.40       9.70
Movie Channel Rate          7.50       7.40       9.25       8.95       8.95
Disney Rate                 7.50       7.20       7.50       7.50       8.30
Service Contract
  Rate                      2.60       3.05       2.85       2.80       3.00


        Operating expenses totaled $1,286,933 for the year ended December 31, 1997, representing an increase of approximately 20% over 1996. The increase is primarily attributable to a full period inclusion of the Vidalia and Sandersville systems as well as increased salary and benefit costs. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects the trend of increases in operating expenses to continue.

        General and administrative expenses totaled $3,284,191 for the year ended December 31, 1997, representing an increase of approximately 20% over 1996. This is mainly due to the acquisition of the Vidalia and Sandersville systems, increases in salary and benefit costs, and increases in revenue based expenses, such as franchise fees and management fees. Significant administrative expenses are based on Partnership revenues (franchise fees, copyright fees and management fees). Therefore, as the Partnership's revenues increase, the trend of increased administrative expenses is expected to continue.

        Programming expenses totaled $3,437,344 for the year ended December 31, 1997, representing an increase of approximately 25% over 1996. This is due to the acquisition of the Vidalia and Sandersville systems, increases in costs charged by various program suppliers, as well as the addition of new channels. Programming expenses mainly consist of payments made to suppliers of various cable programming services. As these costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. Moreover, rate increases from program suppliers, as well as fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

        Depreciation and amortization expense increased 10% over the prior year due to the acquisition of the Vidalia and Sandersville systems. In addition, certain assets became fully depreciated during the year and were offset by fixed asset purchases.

        Interest expense for the year ended December 31, 1997 increased approximately 25% as compared to 1996. The Partnership's average bank debt balance increased from approximately $23,628,190 during 1996 to $36,371,800 during 1997 mainly due to borrowings to finance the Toccoa and Royston acquisitions. The Partnership's effective interest rate during 1997 was approximately 8.75% as compared to a rate of approximately 8.32% during 1996.

        The operating losses incurred by the Partnership are historically a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income, which has increased in each year in the three year period ending December 31, 1997. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership's assets are fully depreciated.

1996 AND 1995

      Total revenue reached $11,310,000 for the year ended December 31, 1996, representing an increase of approximately 33% over 1995. This is mainly due to the acquisition of the Vidalia and Sandersville systems during 1996 and rate increases placed into effect August 1996. Of the 1996 revenue, $8,096,959 (72%) is derived from subscriptions to basic service, $1,020,948 (9%) from subscriptions to premium services, $774,441 (6%) from subscriptions to tier services, $288,040 (3%) from installation charges, $287,585 (3%) from service maintenance revenue and $842,026 (7%) from other sources.

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

        Interest expense for the year ended December 31, 1996 increased approximately 73% as compared to 1995. The Partnership's average bank debt balance increased from approximately $16,794,605 during 1995 to $23,628,190 during 1996 mainly due to borrowings to finance the Vidalia and Sandersville acquisitions. The Partnership's effective interest rate during 1996 was approximately 8.32% as compared to a rate of approximately 7.35% during 1995.

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

        On February 8, 1996, the Communications Act of 1996 (the "1996 Act") became law. The 1996 Act will eliminate all rate regulation on CPST's of small cable systems, defined by the 1996 Act as systems serving fewer 50,000 subscribers owned by operators serving fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers). All of the Partnership's cable systems qualify as small cable systems. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations, a process that could take from several months to a few years depending on the complexity of the required changes and the statutory time limits. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

        During 1997, the Partnership's primary source of liquidity was cash flow from operations and credit available under the bank loan facility. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1997, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures (excluding acquisitions) and debt service. Management's projections for 1998 indicate that the cash generated from monthly subscriber billings is sufficient to meet the Partnership's working capital needs, as well as the debt service obligations of its bank loan.

        On December 1, 1997, the Partnership amended its term loan agreement increasing its overall credit limit to $45,000,000 to finance the acquisition of the Toccoa and Royston systems. Terms of the credit agreement provide for a $37,000,000 term loan payable in graduating quarterly installments beginning March 31, 1998, and a $8,000,000 revolving credit facility converting to a term loan on December 1, 2000 with graduating quarterly installments of principal. Both facilities mature June 30, 2006.

        At December 31, 1997, the Partnership's term loan balance was $41,350,000. As of the date of this filing, interest rates on the credit facility were as follows: $21,000,000 fixed at 8.885% under the terms of a self-amortizing interest rate swap agreement with the Partnership's lender expiring December 29, 2000; $10,000,000 at Libor based rate of 8.625% expiring June 11, 1998; $6,000,000 at Libor based rate of 8.5625% expiring June 11, 1998; $4,100,000 at Libor based rate of 8.5625% expiring June 11, 1998. The balance of $250,000 bears interest at the prime rate plus 1.50% (currently 10.00%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Partnership's overall leverage fluctuates.

        At December 31, 1997 ,the Partnership was required under the terms of its credit agreement to maintain certain financial ratios including a Total Debt to Annualized Cash Flow Ratio of 5.75 to 1 and an Annualized Cash Flow to Pro Forma Debt Service Ratio of 1.20 to 1. The Partnership was in compliance with its required covenants at December 31, 1997.


CAPITAL EXPENDITURES

        During 1997, the Partnership incurred approximately $1,500,000 in capital expenditures. These expenditures included the construction of a new office building and trapping of the tier service in the Vidalia, GA system; the purchase of advertising equipment and the launch of a new tier in the Sandersville, GA system; the start of a fiber backbone in the Camano, WA system; the continuation of an upgrade of the distribution plant to 450 Mhz in the Sequim, WA system; as well as line extensions and vehicle replacements in various systems.

        Management estimates that the Partnership will spend approximately $2,100,000 on capital expenditures during 1998. These expenditures include distribution plant upgrades, line extensions, channel additions, commercial insertion equipment and vehicle replacements in various systems.

 YEAR 2000 ISSUES

               The efficient operation of the Partnership's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems). These Program and Systems are used in several key areas of the Partnership's business, including subscriber billing and collections and financial reporting. The Managing General Partner has evaluated the Programs and Systems utilized in the conduct of the Partnership's business for the purpose of identifying year 2000 compliance problems. Failure to remedy these issues could impact the ability of the Partnership to timely bill its subscribers for service provided and properly report its financial condition and results of operations which could have a material impact on its liquidity and capital resources.

               The Programs and Systems utilized in subscriber billing and collections have been modified to address year 2000 compliance issues. These modifications are currently in the process of being installed in the Partnership's various billing sites. The Partnership expects this implementation to be completed by the end of 1998. The Managing General Partner is currently in the process of replacing Programs and Systems related to financial reporting which will resolve year 2000 compliance issues and is expected to be completed by the end of 1998. The aggregate cost to the Partnership to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The audited financial statements of the Partnership for the years ended December 31, 1997, 1996 and 1995 are included as a part of this filing (see Item 14(a)(1) below).

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

        JOHN S. WHETZELL (AGE 56). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 23 years and currently serves as a director on the board of the Cable Telecommunications Association, a national cable television association. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

        JOHN E. IVERSON (AGE 61). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a partner in the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 35 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

        RICHARD I. CLARK (AGE 40). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 19 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

        JAMES E. HANLON (AGE 64). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland's Tyler, Texas regional office and is currently responsible for the management of systems serving subscribers in Texas, Alabama and Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

        JAMES A. PENNEY (AGE 43). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

        GARY S. JONES (AGE 40). Mr. Jones is Vice President for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

        RICHARD J. DYSTE (AGE 52). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

        H. LEE JOHNSON (AGE 54). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 29 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

               Certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

        MILES Z. GORDON (AGE 50). Mr. Gordon is President of FNE and President and Chief Executive Officer of Financial Network Investment Corporation (FNIC), and has held those positions since 1983. From 1979 through April 1983 he was President of University Securities Corporation. In 1978, Mr. Gordon was engaged in the private practice of law, and from 1973 through 1978 he was employed by the Securities and Exchange commission. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors. He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association.

        JOHN S. SIMMERS (AGE 47). Mr. Simmers is Vice President and Secretary of FNE and Executive Vice President and Chief Operating Officer of FNIC and has held those positions since 1983. From June 1980 through April 1983 he was Executive Vice President of University Securities Corporation, Vice President of University Capital Corporation, and Vice President of University Asset Management Group. From 1974 through May 1980 he was employed by the National Association of Securities Dealers.

        HARRY M. KITTER (AGE 42). Mr. Kitter is Treasurer of FNE and Controller for FNIC and has held those positions since 1983. Prior to this association from 1981 to 1983 he was employed as the Los Angeles Internal Audit Manager at the Pacific Stock Exchange. From 1978 to 1981, he was Senior Accountant at Arthur Young & Co., C.P.A. He holds an MBA from the University of Pittsburgh and a bachelor's degree in economics from Lafayette College, Easton, Pennsylvania.

ITEM 11.  EXECUTIVE COMPENSATION

        The Partnership does not have executive officers. However, compensation was paid to the General Partner during 1997 as indicated in Note 3 to the Notes to Financial Statements--December 31, 1997 (see Items 14(a)(1) and 13(a) below).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1997 is as follows:

                                                      AMOUNT AND NATURE
                           NAME AND ADDRESS             OF BENEFICIAL        PERCENT OF
    TITLE OF CLASS        OF BENEFICIAL OWNER             OWNERSHIP             CLASS
  ------------------    -----------------------       -----------------   ---------------
  General Partner's    Northland Communications       (See Note A)        (See Note A)
      Interest         Corporation
                       1201 Third Avenue
                       Suite 3600
                       Seattle, Washington  98101

  General Partner's    FN Equities Joint Venture       (See Note B)       (See Note B)
        Interest       2780 Skypark Dr.
                       Suite 300
                       Torrance, California  90505

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

        The Partnership has entered into operating management agreements with affiliates managed by the Managing General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating, programming and administrative expenses.

        The Partnership has also entered into an operating and management agreement with NCTV, an affiliate of Northland. Under the terms of this agreement, the Partnership serves as the exclusive managing agent for one of NCTV's cable systems, and is reimbursed for certain operating, administrative and programming costs.

        Northland Cable Services Corporation ("NCSC"), an affiliate of Northland, provides software installation and billing services to the Partnership's Systems.

        Northland Cable News, Inc. ("NCN"), an affiliate of Northland, provides programming to the Partnership's systems.

        Cable Ad-Concepts, Inc. ("CAC"), an affiliate of Northland, provides the production and development of video commercial advertisements and advertising sales support.

        See Note 3 of the Notes to Financial Statements--December 31, 1997 for disclosures regarding transactions with the General Partners and affiliates.


              The following schedule summarizes these transactions:

                                      FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------
                                       1997         1996         1995
                                       ----         ----         ----
Partnership management fees          $670,026     $561,780     $421,821
Operating expense reimbursements      722,821      591,262      503,181
Software installation and
 billing service fees to NCSC          62,514       96,267       44,606
Programming fees to NCN               199,541      115,432      172,698
Reimbursements to CAC for
 services                              80,806       57,597       41,668
Reimbursements to affiliates
 (net)                                 87,446      101,549       51,780

Amounts due to General Partner
 and affiliates at year end            58,533       94,264       82,363


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

               (c)  INDEBTEDNESS OF MANAGEMENT.  None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                       SEQUENTIALLY
                                                                                       NUMBERED
                                                                                       PAGE
                                                                                       -----

               (1)    FINANCIAL STATEMENTS:
                      Report of Independent Public Accountants.........................____

                      Balance Sheets--December 31, 1997 and 1996.......................____

                      Statements of Operations for the years
                      ended December 31, 1997, 1996 and 1995...........................____

                      Statements of Changes in Partners' Capital
                      (Deficit) for the years ended December 31,
                      1997, 1996 and 1995..............................................____

                      Statements of Cash Flows for the years
                      ended December 31, 1997, 1996 and 1995...........................____

                      Notes to Financial Statements--December 31,
                      1997.............................................................____

               (2)    EXHIBITS:

                       4.1   Forms of Amended and Restated Certificate of Agreement of
                             Limited Partnership(1)

                      10.1   Brenham Franchise (2)

                      10.1   Amendment to Brenham Franchise (4)

                      10.3   Washington County Franchise (2)

                      10.4   Island County Franchise (Amended) (2)

                      10.5   Bay City Franchise (2)

                      10.6   Sweeney Franchise (2)

                      10.7   West Columbia Franchise (2)

                      10.8   Wharton Franchise (2)

                      10.9   Tenneco Development Corp. Franchise (3)

                      10.10  Sequim Franchise (1)

                      10.11  Clallam County Franchise (1)

                      10.12  Credit Agreement with National Westminster Bank USA (1)

                      10.13  First, Second and Third Amendments to Credit Agreement with
                             National Westminster Bank USA (3)

                      10.14  Amended and Restated Management Agreement with Northland
                             Communications Corporation (3)

                      10.15  Operating Management Agreement with Northland Cable Television,
                             Inc. (3)

                      10.16  Assignment and Transfer Agreement with Northland
                             Telecommunications Corporation dated May 24, 1989 (4)

                      10.17  Agreement of Purchase and Sale with Sagebrush Cable Limited
                             Partnership (5)

                      10.18  Fourth, Fifth, Sixth and Seventh Amendments to Credit Agreement
                             with National Westminster Bank USA (6)

                      10.19 Franchise Agreement with the City of Sequim, WA effective as of May 6, 1992 (7)

                      10.20 Franchise Agreement with Clallam County, WA effective as of May 29, 1992 (7)

                      10.21  Eighth Amendment to Credit Agreement with National
                             Westminster Bank USA dated as of May 28, 1992 (7)

                      10.22  Asset Purchase Agreement between Northland Cable
                             Properties Seven Limited Partnership (Buyer) and
                             Country Cable, Inc.
                             (Seller) (8)

                      10.23  Amendment to Asset Purchase Agreement between Northland Cable
                             Properties Seven Limited Partnership and Country Cable, Inc.
                             dated September 14, 1993 (9)

                      10.24  Commercial Loan Agreement between Seattle-First National Bank and Northland Cable Properties Seven Limited Partnership dated
                             September 24, 1993 (9)

                      10.25  Franchise Agreement with Island County, WA dated
                             October 4, 1993 (10)

                      10.26  Franchise Agreement with Skagit County - Assignment and
                             Assumption Agreement dated September 27, 1993 (10)

                      10.27  Franchise Agreement with Whatcom County - Assignment and
                             Assumption Agreement dated September 27, 1993 (10)

                      10.28  Amendment to Commercial Loan Agreement dated March 15, 1994 (10)

                      10.29  Operating and Management Agreement with Northland  Cable
                             Television, Inc. dated November 1, 1994 (11)

                      10.30  Asset Purchase Agreement between Northland Cable Properties
                             Seven Limited Partnership and Southland Cablevision, Inc. (12)

                      10.31  Asset Purchase Agreement between Northland Cable
                             Properties Seven Limited Partnership and TCI
                             Cablevision of Georgia, Inc.
                             (12)

                      10.32  Commercial Loan Agreement between Northland Cable
                             Properties Seven Limited Partnership and Seattle
                             First National Bank dated February 29, 1996 (12)

                      10.33  Asset purchase agreement between Northland Cable Properties
                             Seven Limited
                             Partnership and Robin Media Group, Inc. (13)

                     10.34   Commercial Loan Agreement between Northland Cable Properties
                             Seven
                             Limited Partnership and Seattle First National Bank dated
                             December 1, 1997. (13)

                ------------

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

              (8) Incorporated by reference from the partnership's Form 10-Q Quarterly Report for the period ended March 31, 1993

              (9) Incorporated by reference from the partnership's Form 8-K dated September 27, 1993 10Incorporated by reference from the partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1993.

              (11) Incorporated by reference from the partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1993.

              (12) Incorporated by reference from the partnership's Form 8-K dated March 1, 1996.

              (13) Incorporated by reference from the partnership's Form 8-K dated December 5, 1997.

        (b) REPORTS ON FORM 8-K. Form 8-K dated December 5, 1997, was filed December 19, 1997 reporting the acquisition of the Toccoa and Royston systems.

                                   SIGNATURES


        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                    By: NORTHLAND COMMUNICATIONS CORPORATION
                           (Managing General Partner)


                       By /s/ JOHN S. WHETZELL            Date:
                          ---------------------                 ----------------
                           John S. Whetzell, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                  CAPACITIES                                   DATE



/s/ John S. Whetzell               Chief executive officer, principal
----------------------------                                                    ------------------
John S. Whetzell                        financial officer, and principal
                                        accounting officer of registrant;
                                        chief executive officer, principal
                                        financial officer and chairman of
                                        the board of directors of Northland
                                        Communications Corporation


/s/ Richard I. Clark                Director of Northland Communications
----------------------------                                                    ------------------
Richard I. Clark                          Corporation


/s/ John E. Iverson                 Director of Northland Communications
----------------------------                                                    ------------------
John E. Iverson                           Corporation


/s/ Gary S. Jones                   Vice President and principal accounting
----------------------------                                                    ------------------
Gary S. Jones                           officer of Northland Communications
                                        Corporation

                                   SIGNATURES


        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                    By: NORTHLAND COMMUNICATIONS CORPORATION
                           (Managing General Partner)


             By                                Date:
               -------------------------------      ----------------
               John S. Whetzell, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURES                                  CAPACITIES                                   DATE



/s/ John S. Whetzell               Chief executive officer, principal
----------------------------                                                    ------------------
John S. Whetzell                        financial officer, and principal
                                        accounting officer of registrant;
                                        chief executive officer, principal
                                        financial officer and chairman of
                                        the board of directors of Northland
                                        Communications Corporation


/s/ Richard I. Clark                Director of Northland Communications
----------------------------                                                    ------------------
Richard I. Clark                          Corporation


/s/ John E. Iverson                 Director of Northland Communications
----------------------------                                                    ------------------
John E. Iverson                           Corporation


/s/ Gary S. Jones                   Vice President and principal accounting
----------------------------                                                    ------------------
Gary S. Jones                           officer of Northland Communications
                                        Corporation

                                 EXHIBITS INDEX


                                                                   Sequentially
Exhibit                                                             Numbered
Number                               Description                      Page
------                               -----------                      ----
27.0           Financial Data Schedule

                          NORTHLAND CABLE PROPERTIES SEVEN LIMITED
                          PARTNERSHIP

                          FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1997 AND 1996
                          TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Northland Cable Properties Seven Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                         /s/ ARTHUR ANDERSEN, LLP
                                         ------------------------------


Seattle, Washington,
  February 13, 1998

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                    ASSETS

                                                         1997             1996
                                                     ------------      ------------
CASH                                                 $    586,000      $    648,440

ACCOUNTS RECEIVABLE                                       794,000           401,225

DUE FROM AFFILIATES                                        46,380           120,084

PREPAID EXPENSES                                           83,906           117,533

INVESTMENT IN CABLE TELEVISION PROPERTIES:
      Property and equipment, at cost                  27,199,514        22,438,833
      Less- Accumulated depreciation                  (13,322,455)      (11,344,523)
                                                     ------------      ------------
                                                       13,877,059        11,094,310

   Franchise agreements (net of accumulated
      amortization of $20,358,047 in 1997 and
      $17,391,664 in 1996)
                                                       19,024,959        14,272,012
   Organization costs (net of accumulated
      amortization of $1,563,176 in 1997 and
      $1,513,205 in 1996)
                                                          240,191           179,701
   Loan fees and other intangibles (net of
      accumulated amortization of $4,734,571 in
      1997 and $4,500,411 in 1996)
                                                        1,521,497         1,137,778
   Goodwill (net of accumulated amortization of
      $47,837 in 1997 and $42,263 in 1996)
                                                          175,092           180,667
                                                     ------------      ------------
            Total investment in cable television
               properties                              34,838,798        26,864,468
                                                     ------------      ------------

            Total assets                             $ 36,349,084      $ 28,151,750
                                                     ============      ============

                      LIABILITIES AND PARTNERS' DEFICIT

                                                         1997              1996
                                                     ------------      ------------
LIABILITIES:
   Accounts payable and accrued expenses             $  1,419,226      $  1,278,423
   Due to General Partner and affiliates                  104,933           214,348
   Deposits                                                30,241            36,511
   Subscriber prepayments                                 650,182           400,483
   Notes payable                                       41,543,600        31,200,000
                                                     ------------      ------------
            Total liabilities                          43,748,182        33,129,765
                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' DEFICIT:
   General partners-
      Contributed capital                                 (25,367)          (25,367)
      Accumulated deficit                                (261,093)         (236,882)
                                                     ------------      ------------
                                                         (286,460)         (262,249)
                                                     ------------      ------------
   Limited partners-
      Contributed capital, net -
         49,656 units                                  18,735,576        18,735,576
      Accumulated deficit                             (25,848,214)      (23,451,342)
                                                     ------------      ------------
                                                       (7,112,638)       (4,715,766)
                                                     ------------      ------------
            Total liabilities and partners'
               deficit                               $ 36,349,084      $ 28,151,750
                                                     ============      ============


      The accompanying notes are an integral part of these balance sheets.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997             1996             1995
                                                         -----------      -----------     -----------
REVENUE                                                  $13,573,985      $11,310,000     $ 8,526,053
                                                         -----------      -----------     -----------
EXPENSES:
   Operating (including $25,164, $(4,499)
      and $90,110, net, paid to (received
      from) affiliates in 1997, 1996 and 1995,
      respectively)                                        1,286,933        1,068,153         814,106
   General and administrative (including
      $1,204,259, $1,080,940 and $927,255, net,
      paid to affiliates in 1997, 1996 and 1995,
      respectively)                                        3,284,191        2,733,645       2,035,931
   Programming (including $299,980, $218,206 and
      $187,872, net, paid to affiliates in 1997,
      1996 and 1995, respectively)
                                                           3,437,344        2,748,609       1,952,044
   Depreciation and amortization                           5,314,894        4,847,506       3,683,892
                                                         -----------      -----------     -----------
                                                          13,323,362       11,397,913       8,485,973
                                                         -----------      -----------     -----------
            Operating income (loss)                          250,623          (87,913)         40,080

OTHER INCOME (EXPENSE):
   Other income                                               13,851                -               -
   Interest income                                             4,894           19,560           7,394
   Interest expense                                       (2,675,965)      (2,137,386)     (1,235,164)
   Loss on disposal of assets                                (14,486)         (10,146)        (17,626)
                                                         -----------      -----------     -----------
            Net loss                                     $(2,421,083)     $(2,215,885)    $(1,205,316)
                                                         ===========      ===========     ===========

ALLOCATION OF NET LOSS:
   General partners                                      $   (24,211)     $   (22,159)    $   (12,053)
                                                         ===========      ===========     ===========

   Limited partners                                      $(2,396,872)     $(2,193,726)    $(1,193,263)
                                                         ===========      ===========     ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                    $       (48)     $       (44)    $       (24)
                                                         ===========      ===========     ===========


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                         General         Limited
                                                         Partners        Partners           Total
                                                         ---------       -----------      -----------
BALANCE, December 31, 1994                               $(221,764)      $  (689,702)     $  (911,466)

   Cash distributions ($10 per limited partnership
      unit)                                                 (5,019)         (496,895)        (501,914)

   Repurchase of limited partnership units                       -           (10,000)         (10,000)

   Net loss                                                (12,053)       (1,193,263)      (1,205,316)
                                                         ---------       -----------      -----------
BALANCE, December 31, 1995                                (238,836)       (2,389,860)      (2,628,696)

   Cash distributions ($2.50 per limited partnership
      unit)                                                 (1,254)         (124,180)        (125,434)

   Repurchase of limited partnership units                       -            (8,000)          (8,000)

   Net loss                                                (22,159)       (2,193,726)      (2,215,885)
                                                         ---------       -----------      -----------
BALANCE, December 31, 1996                                (262,249)       (4,715,766)      (4,978,015)

   Net loss                                                (24,211)       (2,396,872)      (2,421,083)
                                                         ---------       -----------      -----------
BALANCE, December 31, 1997                               $(286,460)      $(7,112,638)     $(7,399,098)
                                                         =========       ===========      ===========


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                          1997            1996              1995
                                                                      ------------    ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $ (2,421,083)   $ (2,215,885)      $(1,205,316)
   Adjustments to reconcile net loss to net cash
      provided by operating activities-
         Depreciation and amortization expense                           5,314,894       4,847,506         3,683,892
         Loss on disposal of assets                                         14,486          10,146            17,626
         (Increase) decrease in operating assets:
           Accounts receivable                                            (392,775)       (173,976)          (31,744)
           Prepaid expenses                                                 33,627         (56,392)          (12,565)
         Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses                           140,803         545,327           164,493
           Due to General Partner and affiliates                           (35,711)         11,901            41,976
           Deposits                                                         (6,270)         (5,282)          (11,492)
           Subscriber prepayments                                          249,699         164,451           (25,589)
                                                                      ------------    ------------       -----------
            Net cash provided by operating activities                    2,897,670       3,127,796         2,621,281
                                                                      ------------    ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of cable system                                         (11,360,000)    (15,834,960)                -
   Purchase of property and equipment                                   (1,462,011)     (1,153,862)         (577,646)
   Purchase of other intangibles                                          (194,936)       (177,349)                -
   Proceeds from sale of fixed assets                                        9,150               -                 -
                                                                      ------------    ------------       -----------
            Net cash used in investing activities                      (13,007,797)    (17,166,171)         (577,646)
                                                                      ------------    ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                          12,063,600      15,943,619                 -
   Principal payments on notes payable                                  (1,720,000)       (800,000)       (1,480,937)
   Loan fees and other                                                    (295,913)       (633,107)           (4,098)
   Distributions to partners                                                     -        (125,434)         (501,914)
   Repurchase of limited partnership units                                       -          (8,000)          (10,000)
                                                                      ------------    ------------       -----------
            Net cash provided by (used in) financing activities         10,047,687      14,377,078        (1,996,949)
                                                                      ------------    ------------       -----------
(DECREASE) INCREASE IN CASH                                                (62,440)        338,703            46,686

CASH, beginning of year                                                    648,440         309,737           263,051
                                                                      ------------    ------------       -----------
CASH, end of year                                                     $    586,000    $    648,440       $   309,737
                                                                      ============    ============       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                             $  2,737,844    $  2,086,230       $ 1,142,324
                                                                      ============    ============       ===========


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


1.  ORGANIZATION AND PARTNERS' INTERESTS:

Formation and Business

Northland Cable Properties Seven Limited Partnership (the Partnership), a Washington limited partnership, was formed on April 17, 1987. The Partnership was formed to acquire, develop and operate cable television systems. The Partnership began operations on September 1, 1987, by acquiring a cable television system in Brenham, Texas. Additional acquisitions include systems serving seven cities and three unincorporated counties in southeast Texas; a system serving Camano Island, Washington; two systems serving certain unincorporated portions of Clallam County, Washington; a system serving certain portions of Skagit and Whatcom counties, Washington; two systems serving four cities in or around Vidalia, Georgia; and a system serving two cities in or around Sandersville, Georgia. In December 1997, the Partnership acquired cable television systems serving several communities in and around Toccoa and Royston, Georgia. The Partnership has 26 nonexclusive franchises to operate the cable systems for periods which will expire at various dates through 2024.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Property and Equipment

Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:

            Buildings                                                      20 years
            Distribution plant                                             10 years
            Other equipment and leasehold improvements                   5-20 years

The Partnership periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized.

Allocation of Cost of Purchased Cable Television Systems

The Partnership allocates the total contract purchase price of cable television systems acquired as follows: first, to the estimated fair value of net tangible assets acquired; then, to noncompetition agreements and other intangibles and franchise agreements; then, any excess was allocated to goodwill.

Intangible Assets

Costs assigned to franchise agreements, organization costs, loan fees and other intangibles and goodwill are being amortized using the straight-line method over the following estimated useful lives:

            Franchise agreements                                         9-25 years
            Organization costs                                              5 years
            Loan fees and other intangibles                               1-9 years
            Goodwill                                                       40 years

Revenue Recognition

Cable television service revenue is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $532,801, $483,649 and $370,493, respectively, in 1997, 1996 and 1995.

Derivatives

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Partnership periodically enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Partnership pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Gains or losses associated with changes in fair values of these swaps and the underlying notional principal amounts are deferred and recognized against interest expense over the term of the agreements in the Partnership's Statements of Operations.

The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Partnership deals only with highly rated counterparties, and usually only its bank. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership's case are interest rates. The use of derivatives does not have a significant effect on the Partnership's result of operations or its financial position.

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

Reclassifications

Certain reclassifications have been made to conform prior years' financial statements with the current year presentation.

3.  TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $670,026, $561,780 and $421,821 for 1997, 1996 and 1995,
respectively.

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

The limited partners' total initial contributions to capital were $24,893,000 ($500 per partnership unit). As of December 31, 1997, $3,108,554 ($52.50 per partnership unit) had been distributed to the limited partners and the Partnership has repurchased $65,000 of limited partnership units ($500 per unit).

Reimbursements

The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance.

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged for these services were $722,821, $591,262 and $503,181 for 1997, 1996 and 1995, respectively.

In 1997, 1996 and 1995, the Partnership was charged software installation charges and maintenance fees for billing system support provided by an affiliate, amounting to $62,514, $96,267 and $44,606, respectively.

The Partnership has entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating, programming and administrative expenses. The Partnership received $87,446, $101,549 and $51,780, net, under the terms of these agreements during 1997, 1996 and 1995, respectively.

The Partnership pays monthly program license fees to Northland Cable News, Inc.
(NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 1997, 1996 and 1995 were $199,541, $115,432 and $172,698, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner, was formed in 1993 and began operations in 1994. CAC was organized to assist in the development of local advertising markets and management and training of local sales staff. CAC billed the Partnership $80,806, $57,597 and $41,668 in 1997, 1996 and 1995, respectively, for these services.

Due from/to General Partner and Affiliates

The receivable from the General Partner and affiliates consists of the following:

                                                      December 31,
                                                 ----------------------
                                                   1997         1996
                                                 --------      --------
Management fees                                   $ 5,250        $    -
Reimbursable operating costs                       37,507        66,613
Other                                               3,623        53,471
                                                 --------      --------
                                                  $46,380      $120,084
                                                 ========      ========

The payable to the General Partner and affiliates consists of the following:

                                                    December 31,
                                                 ----------------------
                                                   1997         1996
                                                 --------      --------
Management fees                                  $      -      $107,335
Reimbursable operating costs                      100,197        63,533
Other                                               4,736        43,480
                                                 --------      --------
                                                 $104,933      $214,348
                                                 ========      ========

4.  PROPERTY AND EQUIPMENT:

                                                 December 31,
                                           ---------------------------
                                              1997            1996
                                           -----------     -----------
Land and buildings                         $   685,788     $   399,746
Distribution plant                          24,810,149      20,610,596
Other equipment                              1,683,833       1,387,748
Leasehold improvements                          19,744          14,389
Construction in progress                             -          26,354
                                           -----------     -----------
                                            27,199,514      22,438,833
                                           ===========     ===========

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                     December 31,
                                                ----------------------
                                                   1997          1996
                                                ----------    ----------
Programmer license fees                         $  517,208    $  347,367
Accrued franchise fees                             271,829       211,939
Other                                              630,189       719,117
                                                ----------    ----------
                                                $1,419,226    $1,278,423
                                                ==========    ==========

6.  NOTES PAYABLE:

                                                                                           December 31,
                                                                                     ------------------------
                                                                                        1997            1996
                                                                                     -----------     -----------
Revolving credit and term loan, collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants; currently 8.75% (weighted average). Graduated principal payments plus interest are due quarterly until maturity on June 30,
   2006. The revolving credit facility allows for borrowings not to exceed
   $8,000,000 until it converts to a term loan on December 1, 2000. At December
   31, 1997, the Partnership had $3,650,000 available on its revolving credit
   facility.                                                                         $41,350,000     $31,200,000

Term loan, secured by parcel of land purchased with proceeds. Interest accrues at 9.25%. Principal and interest payments are due quarterly until maturity on
   January 14, 2003.                                                                     193,600               -
                                                                                     -----------     -----------
                                                                                     $41,543,600     $31,200,000
                                                                                     ===========     ===========

Annual maturities of the notes payable after December 31, 1997, are as follows:

            1998                                         $   504,632
            1999                                           1,256,699
            2000                                           2,007,350
            2001                                           3,258,064
            2002                                           4,608,847
            Thereafter                                    29,908,008
                                                         -----------
                                                         $41,543,600
                                                         ===========

Under the term loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including an Annualized Cash Flow to Pro Forma Debt Service Ratio of 1.20 to 1 and a Total Debt to Annualized Cash Flow Ratio of 5.75 to 1, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement.

The Partnership has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of underlying principal amounts. At December 31, 1997, the Partnership had outstanding one interest rate swap agreement with its bank, having a notional principal amount of $21,000,000. This agreement effectively changes the Partnership's interest rate exposure to a fixed rate of 6.26%, plus an applicable margin based on certain financial covenants (the margin at December 31, 1997 was 2.625%).

At December 31, 1997, the Partnership would have been required to pay approximately $177,403 to settle this agreement based on fair value estimate received from financial institutions.

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

Taxable income to the limited partners was approximately $0, $124,180 and $497,000 for the three years in the period ended December 31, 1997, and is different from that reported in the statement of operations principally due to the difference in depreciation expense allowed for tax purposes and that amount recognized under generally accepted accounting principles. There were no other significant differences between taxable income and the net loss reported in the statements of operations.

The Partnership agreement provides that tax losses may not be allocated to the Limited Partners if such loss allocation would create a deficit in the Limited Partners' Capital Account. Such excess losses are reallocated to the General Partner ("Reallocated Limited Partner Losses"). In general, in subsequent years, 100% of the Partnership's net income is allocated to the General Partner until the General Partner has been allocated net income in amounts equal to the Reallocated Limited Partner Losses.

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

8.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounts to $244,278, $175,429 and $145,062 in 1997, 1996 and 1995, respectively. Minimum lease payments through the end of the lease terms are as follows:

               1998                                                       $ 46,480
               1999                                                         24,320
               2000                                                         19,134
               2001                                                          9,704
               2002                                                          8,204
               Thereafter                                                   26,595
                                                                          --------
                                                                          $134,437
                                                                          ========

Effects of Regulation

On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) was enacted. This act dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the Federal Communications Commission (FCC) issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of the provisions affecting the cable television industry, more specifically those affecting the Partnership's operations, follows.

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

Self-Insurance

The Partnership began self-insuring for aerial and underground plant in 1996. Beginning in 1997, the Partnership began making quarterly contributions into an insurance fund maintained by an affiliate which covers all Northland entities and would defray a portion of any loss should the Partnership be faced with a significant uninsured loss. To the extent the Partnership's losses exceed the fund's balance, the Partnership would absorb any such loss. If the Partnership were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The resulting reduction in cash flow caused by interrupted service, together with the capital cost of replacing such equipment and physical plant, could have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For 1997, the Partnership made payments of $19,321 to the fund. As of December 31, 1997, the fund had a balance of $129,700.

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

On September 13, 1996, the Partnership acquired substantially all of the operating assets and franchise rights of the cable television systems serving approximately 3,300 basic subscribers in or around the communities of Sandersville, Tennille and nearby unincorporated areas of Washington County, all in the state of Georgia (the Sandersville system), for a total purchase price of $5,608,367. The system was owned by TCI Cablevision of Georgia, Inc. Of the total purchase price, $5,328,497 was paid on the closing date. The balance of $279,870 was deposited into an escrow account, and was paid once agreement was reached regarding certain purchase price adjustments.

On December 5, 1997, the Partnership acquired substantially all operating assets and franchise rights of the cable television systems serving approximately 7,420 basic subscribers in or around the communities of Toccoa, Royston and certain unincorporated areas of Stephens, Franklin and Hart counties, all in the state of Georgia from Robin Media Group, Inc. The systems were acquired at a purchase price of $11,360,000 adjusted at closing for the proration of certain revenues and expenses. Of the total $11,360,000 purchase price the Seller received $11,305,000 on December 5, 1997. Under the terms of the purchase agreement the remaining balance of $55,000 will be held in escrow for a period of six months to be offset by any remaining post-closing adjustments.

Pro forma operating results of the Partnership for December 31, 1997 and 1996, assuming the acquisitions of the Vidalia, Sandersville, Toccoa and Royston systems had been made at the beginning of 1996, follow:

                                          1997             1996
                                       -----------       -----------
                                       (unaudited)       (unaudited)
Revenue                                $16,063,153       $14,778,631
                                       ===========       ===========
Net loss                               $(3,456,028)      $(4,757,351)
                                       ===========       ===========
Net loss per limited partnership
   unit                                $       (70)      $       (95)
                                       ===========       ===========