Form 10-Q
period 1998-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1998-05-11
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the period ended     MARCH 31, 1998
                      --------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number:       0-16718
                           -------------

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

----------

This filing contains __ pages. Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS -(Unaudited)
(Prepared by the Managing General Partner)


                                                                   March 31          December 31,
                                                                    1998                 1997
                                                                ------------         ------------
                                     ASSETS

Cash                                                            $  1,574,280         $    586,000
Accounts receivable                                                  375,714              794,000
Prepaid expenses                                                     137,853               83,906
Property and equipment, net of accumulated
  depreciation of $13,879,759 and $13,322,455,
  respectively                                                    13,536,737           13,877,059
Intangible assets, net of accumulated
  amortization of $27,450,722 and $26,703,631,
  respectively                                                    20,221,832           20,961,739

                                                                ------------         ------------
Total assets                                                    $ 35,846,416         $ 36,302,704
                                                                ============         ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                           $  1,983,386         $  1,419,226
Due to managing general partner and affiliates                       122,854               58,553
Converter deposits                                                    31,836               30,241
Subscriber prepayments                                               194,529              650,182
Notes payable                                                     41,418,700           41,543,600

                                                                ------------         ------------
                  Total liabilities                               43,751,305           43,701,802
                                                                ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                          (25,367)             (25,367)
   Accumulated deficit                                              (266,151)            (261,093)

                                                                ------------         ------------
                                                                    (291,518)            (286,460)
                                                                ------------         ------------

 Limited Partners:
   Contributed capital, net                                       18,735,576           18,735,576
   Accumulated deficit                                           (26,348,947)         (25,848,214)

                                                                ------------         ------------
                                                                  (7,613,371)          (7,112,638)
                                                                ------------         ------------


                  Total partners' equity                          (7,904,889)          (7,399,098)
                                                                ------------         ------------


Total liabilities and partners' equity                          $ 35,846,416         $ 36,302,704
                                                                ============         ============



The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                              For the three months ended March 31,
                                              ------------------------------------
                                                  1998                  1997
                                              -------------         --------------
Service revenues                                $ 4,083,276         $ 3,202,569

Expenses:
  Operating                                         347,526             264,589
  General and administrative (including
     $483,626 and $403,650 to affiliates
     in 1998 and 1997, respectively)                927,329             753,529
Programming                                       1,108,139             813,852
Depreciation and amortization                     1,304,395           1,241,797

                                                -----------         -----------
                                                  3,687,389           3,073,767
                                                -----------         -----------

Income from operations                              395,887             128,802

Other income (expense):
   Interest expense                                (902,631)           (648,820)
   Interest income                                      953                 500
   Other income                                          --                  --
   Gain/loss on sale of assets                           --                (671)
                                                -----------         -----------
                                                   (901,678)           (648,991)
                                                -----------         -----------


Net income                                      $  (505,791)        $  (520,189)
                                                ===========         ===========


Allocation of net income

   General Partners                             $    (5,058)        $    (5,202)
                                                ===========         ===========


   Limited Partners                             $  (500,733)        $  (514,987)
                                                ===========         ===========


Net income per limited partnership unit:
 (49,656 units)                                 $       (10)        $       (10)
                                                ===========         ===========


Net income per $1,000 investment                $       (20)        $       (20)
                                                ===========         ===========



The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                         For the three months ended March 31,
                                                         ------------------------------------
                                                               1998                1997
                                                         -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  (505,791)        $  (520,189)
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                             1,304,395           1,241,797
   (Increase) decrease in operating assets:
     (Gain)Loss on sale of assets                                   --                 671
     Accounts receivable                                       418,286             122,490
     Prepaid expenses                                          (53,948)             47,179
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                     564,160            (163,059)
     Due to managing general partner and affiliates             64,301              89,399
     Converter deposits                                          1,595                (325)
     Subscriber prepayments                                   (455,653)           (237,433)

                                                           -----------         -----------
Net cash from operating activities                           1,337,345             580,530
                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                       (216,982)           (272,403)
Increase in intangibles                                         (7,183)           (168,370)

                                                           -----------         -----------
Net cash used in investing activities                         (224,165)           (440,773)
                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                              (125,000)           (680,000)
Proceeds from borrowings                                           100                  --

                                                           -----------         -----------
Net cash used in financing activities                         (124,900)           (680,000)
                                                           -----------         -----------

DECREASE IN CASH                                               988,280            (540,243)

CASH, beginning of period                                      586,000             648,440


                                                           -----------         -----------
CASH, end of period                                        $ 1,574,280         $   108,197
                                                           ===========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $   904,697         $   646,791
                                                           ===========         ===========

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1998 and December 31, 1997, its Statements of Operations for the three months ended March 31, 1998 and 1997, and its Statements of Cash Flows for the three months ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues totaled $4,083,276 for the three months ended March 31, 1998 representing an increase of approximately 28% over the same period in 1997. Of these revenues, $2,963,623 (73%) was derived from basic service charges, $362,646 (9%) from premium services, $292,788 (7%) from tier services, $94,018 (2%) from installation charges, $99,348 (2%) from service maintenance contracts, $117,831 (3%) from advertising and $153,022 (4%) from other sources. The December 1997 addition of approximately 7,400 subscribers acquired in the purchase of cable systems serving the communities of Toccoa, Royston and certain unincorporated areas of Stephens, Franklin and Hart counties, all in the state of Georgia increased revenues 22%. The remaining 6% of the revenue growth is attributable to rate increases placed into effect in August of 1997.

As of March 31, 1998, the Partnership's systems served approximately 39,800 basic subscribers, 17,200 premium subscribers and 12,200 tier subscribers.

Operating expenses totaled $347,526 for the three months ended March 31, 1998, representing an increase of approximately 31% over the same period in 1997. The acquisition of the Toccoa and Royston, GA systems increased expenses 24%. The remaining 7% is primarily the result of increases in salary and benefit costs due to cost of living adjustments.

General and administrative expenses totaled $927,329 for the three months ended March 31, 1998, representing an increase of approximately 23% over the same period in 1997. The increase is due to the acquisition of the Toccoa and Royston, GA systems, with operating expenses for other systems remaining relatively unchanged.

Programming expenses totaled $1,108,139 for the three months ended March 31, 1998, representing an increase of approximately 36% over the same period in 1997. Approximately 13% of the increase is due to increased costs charged by various program suppliers, with the addition of the Toccoa and Royston, GA systems resulting in the remaining 23% increase.

Depreciation and amortization expense for the three months ended March 31, 1998 increased approximately 5% over the same period in 1997. Excluding the effects of the acquisition of the Toccoa and Royston, GA systems, depreciation and amortization decreased by 18% as a result of assets becoming fully depreciated and amortized in 1997, offset by depreciation and amortization on current year purchases of plant and equipment. The addition of assets acquired in the purchase of the Toccoa and Royston, GA systems increased depreciation and amortization expense 23%.

Interest expense for the three months ended March 31, 1998 increased approximately 39% compared to the same period in 1997. The Partnership's average bank debt outstanding increased from $31,200,000 in the first quarter of 1997 to $41,350,000 in the first quarter of 1998, and the Partnership's effective interest rate increased from 8.32% during the first quarter of 1997 to 8.73% during the first quarter of 1998.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and borrowing capacity under the Partnership's existing revolving credit facility. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.75 to 1.00 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1.00. As of March 31, 1998 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $41,225,000. Certain fixed rate agreements in place as of December 31, 1997 expired during the first quarter of 1998, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $21,000,000 fixed at 8.885% under the terms of self amortizing interest rate swap agreement with the Partnership's lender expiring December 29, 2000; $10,000,000 at Libor based rate of 8.625% expiring June 11, 1998; $6,000,000 at Libor based rate of 8.3125% expiring June 11, 1998; and $4,100,000 at Libor based rate of 8.3125% expiring June 11, 1998. The balance of $125,000 bears interest at prime plus 1.50% (currently 10.00%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 1998, the Partnership incurred approximately $217,000 in capital expenditures, including the fourth phase of fiber deployment to the Stanwood School District in the Camano, WA system; the purchase of a bucket truck in the Sequim, WA system; the purchase of a new vehicle and billing system hardware in the Toccoa, GA system; and various line extensions in all of the systems.

Planned expenditures for the balance of 1998 include the construction of a complete fiber backbone in the Camano, WA system; continuation of an upgrade of a portion of the distribution plant to 450 MHz in the Sequim, WA and Bay City, TX systems; an upgrade of the Toccoa, GA system to 550 MHz; and various line extensions in all of the systems.

Acquisition

On December 5, 1997, the Partnership acquired substantially all operating assets and franchise rights of the cable television systems serving approximately 7,400 subscribers in and around the communities of Toccoa and Royston and certain unincorporated areas of Stephens, Franklin and Hart counties, all in the state of Georgia. The systems were acquired at a purchase price of $11,360,000.

Pro forma operating results of the Partnership for the quarter ending March 31, 1997, assuming the acquisition of the Toccoa and Royston, GA systems had been completed as of the beginning of the period, are as follows:

                                                1997
                                                ----

Revenue                                     $ 4,016,000
                                            ===========
Net loss                                    $  (864,000)
                                            ===========
Net loss per limited                        $       (17)
   partnership unit                         ===========

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

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index
        27.0  Financial Data Schedule

(b) REPORTS ON FORM 8-K. Form 8-K/A dated December 5, 1997, was filed March 17, 1998 reporting the acquisition of the Toccoa and Royston, GA systems.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                            BY:  Northland Communications Corporation,
                                 Managing General Partner



Dated: May 11, 1998           BY:  /s/ RICHARD I. CLARK
       --------------              -----------------------------------
                                       Richard I. Clark
                                       (Vice President/Treasurer)



Dated: May 11, 1998           BY:  /s/ GARY S. JONES
       --------------              -------------------------------------
                                       Gary S. Jones
                                       (Vice President)