Form 10-Q
period 1998-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1998-08-14
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                        Commission File Number: 0-16718

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


       Washington                                        91-1366564
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington                98101
--------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

                 (206)  621-1351
-------------------------------------------
(Registrant's telephone number, including area code)


                     N/A
-------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.

                                   Yes X No __

------------------------
This filing contains __ pages. Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)



                                                                    June 30,             December 31,
                                                                      1998                   1997
                                                                  ------------           ------------

                                     ASSETS

Cash                                                              $  2,042,941           $    586,000
Accounts receivable                                                    376,697                794,000
Prepaid expenses                                                       126,352                 83,906
Property and equipment, net of accumulated
  depreciation of $14,407,394 and $13,322,455,
  respectively                                                      13,479,405             13,877,059
Intangible assets, net of accumulated
  amortization of $24,626,408 and $26,703,631,
  respectively                                                      19,472,733             20,961,739

                                                                  ------------           ------------
Total assets                                                      $ 35,498,128           $ 36,302,704
                                                                  ============           ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                             $  2,109,055           $  1,419,226
Due to managing general partner and affiliates                          72,449                 58,553
Converter deposits                                                      32,946                 30,241
Subscriber prepayments                                                 194,227                650,182
Notes payable                                                       41,480,772             41,543,600

                                                                  ------------           ------------
                  Total liabilities                                 43,889,449             43,701,802
                                                                  ------------           ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                            (25,367)               (25,367)
   Accumulated deficit                                                (271,015)              (261,093)

                                                                  ------------           ------------
                                                                      (296,382)              (286,460)
                                                                  ------------           ------------

 Limited Partners:
   Contributed capital, net                                         18,735,576             18,735,576
   Accumulated deficit                                             (26,830,515)           (25,848,214)

                                                                  ------------           ------------
                                                                    (8,094,939)            (7,112,638)
                                                                  ------------           ------------


                  Total partners' equity                            (8,391,321)            (7,399,098)
                                                                  ------------           ------------


Total liabilities and partners' equity                            $ 35,498,128           $ 36,302,704
                                                                  ============           ============


The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                  For the six months ended June 30,
                                                  ---------------------------------
                                                     1998                  1997
                                                  -----------           -----------
Service revenues                                  $ 8,235,415           $ 6,513,941

Expenses:
  Operating                                           713,494               601,510
  General and administrative (including
     $910,499 and $777,070 to affiliates
     in 1998 and 1997, respectively)                1,887,296             1,546,218
Programming                                         2,165,744             1,654,697
Depreciation and amortization                       2,612,599             2,565,877

                                                  -----------           -----------
                                                    7,379,133             6,368,302
                                                  -----------           -----------

Income from operations                                856,282               145,639

Other income (expense):
   Interest expense                                (1,785,952)           (1,276,449)
   Interest income                                      8,188                   250
   Other income                                            --                11,877
   Loss on disposal of assets                         (70,741)              (11,076)
                                                  -----------           -----------
                                                   (1,848,505)           (1,275,398)
                                                  -----------           -----------


Net loss                                          $  (992,223)           (1,129,759)
                                                  ===========           ===========


Allocation of net loss:

   General Partners                               $    (9,922)          $   (11,298)
                                                  ===========           ===========


   Limited Partners                               $  (982,301)          $(1,118,461)
                                                  ===========           ===========


Net loss per limited partnership unit:
 (49,656 units)                                   $       (20)          $       (23)
                                                  ===========           ===========


Net loss per $1,000 investment                    $       (40)          $       (45)
                                                  ===========           ===========



The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                  For the three months ended June 30,
                                                  ---------------------------------
                                                     1998                  1997
                                                  -----------           -----------
Service revenues                                  $ 4,152,139           $ 3,311,372

Expenses:
  Operating                                           365,968               336,921
  General and administrative (including
     $426,874 and $373,420 to affiliates
     in 1998 and 1997, respectively)                  959,967               792,689
Programming                                         1,057,605               840,845
Depreciation and amortization                       1,308,204             1,324,080

                                                  -----------           -----------
                                                    3,691,744             3,294,535
                                                  -----------           -----------

Income from operations                                460,395                16,837

Other income (expense):
   Interest expense                                  (883,321)             (627,629)
   Interest income                                      7,235                  (250)
   Other income                                            --                11,877
   Loss on sale of assets                             (70,741)              (10,405)
                                                  -----------           -----------
                                                     (946,827)             (626,407)
                                                  -----------           -----------


Net loss                                          $  (486,432)          $  (609,570)
                                                  ===========           ===========


Allocation of net loss:

   General Partners                               $    (4,864)          $    (6,096)
                                                  ===========           ===========


   Limited Partners                               $  (481,568)          $  (603,474)
                                                  ===========           ===========


Net loss per limited partnership unit:
 (49,656 units)                                   $       (10)          $       (12)
                                                  ===========           ===========


Net loss per $1,000 investment                    $       (20)          $       (24)
                                                  ===========           ===========



The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                             For the six months ended June 30,
                                                             ---------------------------------
                                                                1998                  1997
                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $  (992,223)          $(1,129,759)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                               2,612,599             2,565,877
   Loss on disposal of assets                                     70,741                11,076
   (Increase) decrease in operating assets:
     Accounts receivable                                         417,303               (17,040)
     Prepaid expenses                                            (42,446)              (30,686)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                       689,829               266,771
     Due to managing general partner and affiliates               13,896                38,783
     Converter deposits                                            2,705                (2,110)
     Subscriber prepayments                                     (455,955)             (232,816)

                                                             -----------           -----------
Net cash from operating activities                             2,316,449             1,470,096
                                                             -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                         (792,756)             (443,143)
Increase in intangibles                                           (4,924)
Proceeds from sale of assets                                       1,000
                                                             -----------           -----------
Net cash used in investing activities                           (796,680)             (443,143)
                                                             -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net               190,000                    --
Principal payments on borrowings                                (252,828)           (1,160,000)
Distributions to partners                                             --                    --
Loan fees and other costs incurred                                    --              (170,835)
Repurchase of limited partner interest                                --                    --

                                                             -----------           -----------
Net cash used in financing activities                            (62,828)           (1,330,835)
                                                             -----------           -----------

INCREASE (DECREASE) IN CASH                                    1,456,941              (303,882)

CASH, beginning of period                                        586,000               648,440


                                                             -----------           -----------
CASH, end of period                                          $ 2,042,941           $   344,558
                                                             ===========           ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                  $ 1,348,571           $ 1,005,908
                                                             ===========           ===========



The accompanying notes to unaudited financial statements are an integral part of these statements

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1998 and December 31, 1997, its Statements of Operations for the six and three months ended June 30, 1998 and 1997, and its Statements of Cash Flows for the six months ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.


(2) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Partnership has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues totaled $4,152,139 for the three months ended June 30, 1998 representing an increase of approximately 25% over the same period in 1997. Of these revenues, $2,904,175 (72%) was derived from basic service charges, $360,264 (9%) from premium services, $306,581 (7%) from tier services, $97,590 (2%) from installation charges, $101,463 (3%) from service maintenance contracts, $157,074 (4%) from advertising and $133,236 (3%) from other sources. The December 1997 addition of approximately 7,400 subscribers acquired in the purchase of cable systems serving the communities of Toccoa, Royston and certain unincorporated areas of Stephens, Franklin and Hart counties, all in the state of Georgia increased revenues 21%. The remaining 4% of the revenue growth is attributable to rate increases placed into effect in August of 1997 and a 15% increase in the number of tier subscribers .

As of June 30, 1998, the Partnership's systems served approximately 39,900 basic subscribers, 17,000 premium subscribers and 12,700 tier subscribers.

Operating expenses totaled $365,968 for the three months ended June 30, 1998, representing an increase of approximately 9% over the same period in 1997. The acquisition of the Toccoa and Royston, GA systems increased expenses 18%. The expenses for the remaining systems decreased approximately 9% due to a one time adjustment to regional management costs and reduced vehicle operating expenses.

General and administrative expenses totaled $959,967 for the three months ended June 30, 1998, representing an increase of approximately 21% over the same period in 1997. The increase is due to the acquisition of the Toccoa and Royston, GA systems, with operating expenses for other systems remaining relatively unchanged.

Programming expenses totaled $1,057,605 for the three months ended June 30, 1998, representing an increase of approximately 26% over the same period in 1997. Approximately 4% of the increase is due to increased costs charged by various program suppliers, with the addition of the Toccoa and Royston, GA systems resulting in the remaining 22% increase.

Depreciation and amortization expense for the three months ended June 30, 1998 decreased approximately 1% over the same period in 1997. Excluding the effects of the acquisition of the Toccoa and Royston, GA systems, depreciation and amortization decreased by 24% as a result of assets becoming fully depreciated and amortized in 1997, offset by depreciation and amortization on current year purchases of plant and equipment. The addition of assets acquired in the purchase of the Toccoa and Royston, GA systems increased depreciation and amortization expense 23%.

Interest expense for the three months ended June 30, 1998 increased approximately 41% compared to the same period in 1997. The Partnership's average bank debt outstanding increased from $30,520,000 in the second quarter of 1997 to $41,225,000 in the second quarter of 1998, and the Partnership's effective interest rate increased from 8.23% during the second quarter of 1997 to 8.57% during the second quarter of 1998.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and borrowing capacity under the Partnership's existing revolving credit facility. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.75 to 1.00 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1.00. As of June 30, 1998 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $41,100,000. Certain fixed rate agreements in place as of March 31, 1998 expired during the second quarter of 1998, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $20,750,000 fixed at 8.635% under the terms of a self amortizing interest rate swap agreement with the Partnership's lender expiring December 29, 2000; $9,000,000 fixed at 8.315% under the terms of an interest rate swap agreement with the Partnership's lender expiring June 15, 2000; $6,000,000 fixed at 8.335% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; $4,100,000 fixed at 8.335% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; and $1,000,000 at a Libor based rate of 8.125% expiring December 15, 1998. The balance of $250,000 bears interest at prime plus 1.25% (currently 9.75%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the second quarter of 1998, the Partnership incurred approximately $793,000 in capital expenditures, including the continuing construction on fiber deployment to the Stanwood School District in the Camano, WA system; the purchase of new billing system hardware in the Bay City, TX system; the purchase of a new vehicle in the Sandersville, GA system; the initial phase of an upgrade of a portion of the distribution plant to 450 MHz in the Vidalia, GA system; the purchase of an office building and tower in the Toccoa, GA system; and various line extensions in all of the systems.

Planned expenditures for the balance of 1998 include the completion of a fiber backbone in the Camano, WA system; continuation of an upgrade of a portion of the distribution plant to 450 MHz in the Vidalia, GA and Bay City, TX systems; an upgrade of the Toccoa, GA system to 550 MHz; and various line extensions in all of the systems.


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

Pro forma operating results of the Partnership for the six and three months ending June 30, 1997, assuming the acquisition of the Toccoa and Royston, GA systems had been completed as of the beginning of the period, are as follows:

                            Six months ending June 30, 1997               Three months ending June 30, 1997
                            ---------------------------------            -----------------------------------
Revenue                            $ 7,887,771                                  $ 4,002,154
                                   ===========                                  ===========
Net income                         $(1,710,788)                                 $  (901,412)
                                   ===========                                  ===========
Net loss per limited
   partnership unit                $       (34)                                 $       (18)
                                   ===========                                  ===========



                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings

          None

ITEM 2 Changes in securities

          None

ITEM 3 Defaults upon senior securities

          None

ITEM 4 Submission of matters to a vote of security holders

          None

ITEM 5 Other information

          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

         27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                       BY:  Northland Communications Corporation,
                            Managing General Partner



Dated:                      BY:  /s/ RICHARD I. CLARK
      ----------------         ------------------------------------
                                        Richard I. Clark
                                        (Vice President/Treasurer)



Dated:                      BY:  /s/ GARY S. JONES
      ----------------         ------------------------------------
                                        Gary S. Jones
                                        (Vice President)