Form 10-Q
period 1998-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1998-11-12
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from to ___________

Commission File Number: 0-16718
                        -------

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
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                     September 30        December 31,
                                                         1998                1997
                                                     ------------        ------------
                                     ASSETS

Cash                                                 $  2,015,844        $    586,000
Accounts receivable                                       369,401             794,000
Prepaid expenses                                          121,232              83,906
Property and equipment, net of accumulated
  depreciation of $14,966,728 and $13,322,455,
  respectively                                         13,428,502          13,877,059
Intangible assets, net of accumulated
  amortization of $5,900,677 and $26,703,631,
  respectively                                         18,726,638          20,961,739
                                                     ------------        ------------
Total assets                                         $ 34,661,617        $ 36,302,704
                                                     ============        ============

                           LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                $  1,734,267        $  1,419,226
Due to managing general partner and affiliates             44,692              58,553
Converter deposits                                         33,407              30,241
Subscriber prepayments                                    354,215             650,182
Notes payable                                          41,349,913          41,543,600
                                                     ------------        ------------
                  Total liabilities                    43,516,494          43,701,802
                                                     ------------        ------------

Partners' equity:
 General Partners:
   Contributed capital, net                               (25,367)            (25,367)
   Accumulated deficit                                   (275,651)           (261,093)
                                                     ------------        ------------
                                                         (301,018)           (286,460)
                                                     ------------        ------------

 Limited Partners:
   Contributed capital, net                            18,735,576          18,735,576
   Accumulated deficit                                (27,289,435)        (25,848,214)
                                                     ------------        ------------
                                                       (8,553,859)         (7,112,638)
                                                     ------------        ------------
                  Total partners' equity               (8,854,877)         (7,399,098)
                                                     ------------        ------------
Total liabilities and partners' equity               $ 34,661,617        $ 36,302,704
                                                     ============        ============




            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                               For the nine months ended September 30,
                                               ---------------------------------------
                                                       1998               1997
                                                   ------------        -----------
Service revenues                                   $ 12,543,646        $ 9,912,298

Expenses:
  Operating                                           1,093,338            914,917
  General and administrative (including
     $1,422,096 and $1,233,615 to affiliates
     in 1998 and 1997, respectively)                  2,918,270          2,353,926
Programming                                           3,322,807          2,492,873
Depreciation and amortization                         3,922,235          3,843,155
                                                   ------------        -----------
                                                     11,256,650          9,604,871
                                                   ------------        -----------

Income from operations                                1,286,996            307,427

Other income (expense):
   Interest expense                                  (2,691,087)        (1,897,867)
   Interest income                                       21,293              3,319
   Other income (expense)                                (2,240)            11,877
   Loss on disposal of assets                           (70,741)           (11,076)
                                                   ------------        -----------
                                                     (2,742,775)        (1,893,747)
                                                   ------------        -----------

Net loss                                           $ (1,455,779)        (1,586,320)
                                                   ============        ===========

Allocation of net loss:

   General Partners                                $    (14,558)       $   (15,863)
                                                   ============        ===========

   Limited Partners                                $ (1,441,221)       $(1,570,457)
                                                   ============        ===========

Net loss per limited partnership unit:
 (49,656 units)                                    $        (29)       $       (32)
                                                   ============        ===========

Net loss per $1,000 investment                     $        (58)       $       (63)
                                                   ============        ===========




            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                          For the three months ended September 30,
                                          ----------------------------------------
                                                  1998               1997
                                               -----------        -----------
Service revenues                               $ 4,308,231        $ 3,398,358

Expenses:
  Operating                                        379,844            313,407
  General and administrative (including
     $511,597 and $456,545 to affiliates
     in 1998 and 1997, respectively)             1,030,973            807,709
Programming                                      1,157,063            838,176
Depreciation and amortization                    1,309,636          1,277,278
                                               -----------        -----------
                                                 3,877,516          3,236,570
                                               -----------        -----------

Income from operations                             430,715            161,788

Other income (expense):
   Interest expense                               (905,135)          (621,417)
   Interest income                                  13,104              3,068
   Other income (expense)                           (2,240)                --
   Gain/loss on sale of assets                          --                 --
                                               -----------        -----------
                                                  (894,271)          (618,349)
                                               -----------        -----------

Net loss                                       $  (463,556)       $  (456,561)
                                               ===========        ===========

Allocation of net loss:

   General Partners                            $    (4,636)       $    (4,566)
                                               ===========        ===========

   Limited Partners                            $  (458,920)       $  (451,995)
                                               ===========        ===========

Net loss per limited partnership unit:
 (49,656 units)                                $        (9)       $        (9)
                                               ===========        ===========

Net loss per $1,000 investment                 $       (18)       $       (18)
                                               ===========        ===========




            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                     For the nine months ended September 30,
                                                     ---------------------------------------
                                                             1998               1997
                                                          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $(1,455,779)       $(1,586,320)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                            3,922,234          3,840,620
   Loss on disposal of assets                                  70,742             11,076
   (Increase) decrease in operating assets:
     Accounts receivable                                      424,599            (45,810)
     Prepaid expenses                                         (37,326)           (21,130)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                    315,041            407,442
     Due to managing general partner and affiliates           (13,861)            19,351
     Converter deposits                                         3,166             (4,334)
     Subscriber prepayments                                  (295,967)          (221,527)
                                                          -----------        -----------
Net cash from operating activities                          2,932,849          2,399,368
                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                    (1,301,187)          (870,561)
Proceeds from sale of assets                                    1,000
Increase in intangibles                                        (9,131)
                                                          -----------        -----------
Net cash used in investing activities                      (1,309,318)          (870,561)
                                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net            190,000                 --
Principal payments on borrowings                             (383,687)        (1,720,000)
Distributions to partners                                          --                 --
Loan fees and other costs incurred                                 --           (280,835)
Repurchase of limited partner interest                             --                 --
                                                          -----------        -----------
Net cash used in financing activities                        (193,687)        (2,000,835)
                                                          -----------        -----------

INCREASE (DECREASE) IN CASH                                 1,429,844           (472,028)

CASH, beginning of period                                     586,000            648,440
                                                          -----------        -----------
CASH, end of period                                       $ 2,015,844        $   176,412
                                                          ===========        ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest               $ 2,262,277        $ 1,641,955
                                                          ===========        ===========




            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1998 and December 31, 1997, its Statements of Operations for the nine and three months ended September 30, 1998 and 1997, and its Statements of Cash Flows for the nine months ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(3) The Partnership has adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS 130), which was effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in the equity of a business enterprise during a period from transactions and the events and circumstances from non-owner sources.

For the periods presented in the accompanying statement of operations, comprehensive income equals the amounts reported on the accompanying statement of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $4,308,231 for the three months ended September 30, 1998 representing an increase of approximately 27% over the same period in 1997. Of these revenues, $3,039,905 (71%) was derived from basic service charges, $364,317 (9%) from premium services, $317,991 (7%) from tier services, $101,240 (2%) from installation charges, $96,167 (2%) from service maintenance contracts, $248,463 (6%) from advertising and $140,148 (3%) from other sources. The December 1997 addition of approximately 7,400 subscribers acquired in the purchase of cable systems serving the communities of Toccoa, Royston and certain unincorporated areas of Stephens, Franklin and Hart counties, all in the state of Georgia increased revenues 22%. The remaining 5% of the revenue growth is attributable to rate increases placed into effect in August of 1998 and a 9% increase in the number of tier subscribers.

As of September 30, 1998, the Partnership's systems served approximately 39,700 basic subscribers, 16,600 premium subscribers and 12,800 tier subscribers.

Operating expenses totaled $379,844 for the three months ended September 30, 1998, representing an increase of approximately 21% over the same period in 1997. The increase in operating expenses was primarily attributable to the acquisition of the Toccoa and Royston, GA systems.

General and administrative expenses totaled $1,030,974 for the three months ended September 30, 1998, representing an increase of approximately 28% over the same period in 1997. The increase is due to the acquisition of the Toccoa and Royston, GA systems, with general and administrative expenses for other systems remaining relatively unchanged.

Programming expenses totaled $1,157,063 for the three months ended September 30, 1998, representing an increase of approximately 38% over the same period in 1997. The addition of the Toccoa and Royston, GA systems increased programming expenses 29%. Programming expenses for the three months ended September 30, 1997 were decreased 5% by certain launch incentive fees received from programmers. The remaining 4% increase is due to higher programming costs resulting from rate increases charged by various program suppliers and a one-time adjustment to advertising agency fee expenses.

Depreciation and amortization expense for the three months ended September 30, 1998 increased approximately 3% over the same period in 1997. The addition of assets acquired in the purchase of the Toccoa and Royston, GA systems increased depreciation and amortization expense 30%. Excluding the effects of the acquisition of the Toccoa and Royston, GA systems, depreciation and amortization decreased by 27% as a result of assets becoming fully depreciated and amortized in 1997, offset by depreciation and amortization on current year purchases of plant and equipment.

Interest expense for the three months ended September 30, 1998 increased approximately 46% compared to the same period in 1997. The Partnership's average bank debt outstanding increased from $30,040,000 in the third quarter of 1997 to $41,100,000 in the third quarter of 1998, and the Partnership's effective interest rate increased from 8.27% during the third quarter of 1997 to 8.81% during the third quarter of 1998.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and borrowing capacity under the Partnership's existing revolving credit facility. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.75 to 1.00 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1.00. As of September 30, 1998 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $40,975,000. Certain fixed rate agreements in place as of June 30, 1998 expired during the third quarter of 1998, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $20,625,000 fixed at 8.635% under the terms of a self amortizing interest rate swap agreement with the Partnership's lender expiring December 29, 2000; $9,000,000 fixed at 8.315% under the terms of an interest rate swap agreement with the Partnership's lender expiring June 15, 2000; $6,000,000 fixed at 8.335% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; $4,100,000 fixed at 8.335% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; and $1,000,000 at a Libor based rate of 8.125% expiring December 15, 1998. The balance of $250,000 bears interest at prime plus 1.25% (currently 9.25%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 1998, the Partnership incurred approximately $508,000 in capital expenditures, including the construction of a fiber optic backbone in the Camano, WA system; the second phase of an upgrade of a portion of the distribution plant to 450 MHz and the purchase of headend equipment to launch new channels in the Bay City, TX system; the initial phase of an upgrade of the distribution plant to 550 MHz in the Toccoa, GA system; and various line extensions in all of the systems.

Planned expenditures for the balance of 1998 include the completion of a fiber backbone in the Camano, WA system; continuation of an upgrade of the distribution plant to 450 MHz in the Bay City, TX system; continuation of the upgrade of the Toccoa, GA system to 550 MHz; and various line extensions in all of the systems.

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

Pro forma operating results of the Partnership for the nine and three months ending Sept 30, 1997, assuming the acquisition of the Toccoa and Royston, GA systems had been completed as of the beginning of the period, are as follows:

                            Nine months ending     Three months ending
                              Sept 30, 1997           Sept 30, 1997
                            ------------------     -------------------
Revenue                        $12,042,340             $4,154,569
                               ===========             ==========
Net income                     $(2,443,737)            $ (760,664)
                               ===========             ==========
Net loss per limited
  partnership unit             $       (49)            $     (15)
                               ===========             ==========

                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings

          None

ITEM 2 Changes in securities

          None

ITEM 3 Defaults upon senior securities

          None

ITEM 4 Submission of matters to a vote of security holders

          None

ITEM 5 Other information

          None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit index

        27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                            BY:  Northland Communications Corporation,
                                 Managing General Partner



Dated:                      BY:  /s/ RICHARD I. CLARK
       -------------                 ----------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:                      BY:  /s/ GARY S. JONES
       -------------                 ----------------------------------
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

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                            BY:  Northland Communications Corporation,
                                 Managing General Partner



Dated:                      BY:
       -------------             --------------------------------------
                                 Richard I. Clark
                                 (Vice President/Treasurer)



Dated:                      BY:
       -------------             --------------------------------------
                                 Gary S. Jones
                                 (Vice President)