Form 10-Q/A
period 1998-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1999-01-12
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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


YEAR 2000 ISSUES

The efficient operation of the Partnership's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems). These Programs and Systems are used in several key areas of the Partnership's business, including subscriber billing and collections and financial reporting. Management has evaluated the Programs and Systems utilized in the conduct of the Partnership's business for the purpose of identifying year 2000 compliance problems. Failure to remedy these issues could impact the ability of the Partnership to timely bill its subscribers for service provided and properly report its financial condition and results of operations which could have a material impact on its liquidity and capital resources.

The Programs and Systems utilized in subscriber billing and collection has been modified to address year 2000 compliance issues. These modifications are currently in the process of being installed in the Partnership's various billing sites. The Partnership expects this implementation to be completed by the end of 1998. Management has completed the process of replacing Programs and Systems related to financial reporting which resolve year 2000 compliance issues. The aggregate cost to the Partnership to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.

The provision of cable television services is significantly dependent on the Partnership's ability to adequately receive programming signals via satellite distribution or off air reception from various programmers and broadcasters. Management has inquired of certain significant programming vendors with respect to their year 2000 issues and how they might impact the operations of the Partnership. As of the date of this filing no significant programming vendor has communicated a year 2000 issue that would affect materially the operations of the Partnership. However, if significant programming vendors identify year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk.


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

          None

ITEM 3 Defaults upon senior securities

          None

ITEM 4 Submission of matters to a vote of security holders

          None

ITEM 5 Other information

          None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit index

        27.0  Financial Data Schedule (previously filed)

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



Dated:   1/12/99            BY:  /s/ RICHARD I. CLARK
       -------------                 ----------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:   1/12/99            BY:  /s/ GARY S. JONES
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