Form 10-K
period 1998-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1999-03-31
CIK 813658

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

     For the fiscal year ended DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from ________to________

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

(3) Form 10-Q Quarterly Reports for periods ended June 30, 1989, September 30, 1989 and March 31, 1993, respectively.

(4) Form 8-K dated September 27, 1993

(5) Form 8-K dated March 1, 1996

(6) Form 8-K dated December 5, 1997

This filing contains ____ pages. Exhibits Index appears on page ____. Financial Statements/Schedules Index appears on page ____.

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

                                     PART I

ITEM 1.  BUSINESS

   Northland Cable Properties Seven Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners (the "General Partners") and approximately 2,929 limited partners as of December 31, 1998. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner"). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the "Administrative General Partner").

   Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for cable television systems owned by 4 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems and is the sole member and manager of NCV LLC. Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries of NTC include:

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

   NORTHLAND MEDIA, INC. - formed in April 1995 as a holding company. Sole shareholder of the two following entities:

        STATESBORO MEDIA, INC. - formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, Georgia and surrounding areas.

        CORSICANA MEDIA, INC. - purchased in September 1998 from an affiliate and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

   The Partnership was formed on April 17, 1987 and began operations in 1987 with the acquisition of a cable television system serving two communities in Texas and one system in Washington. Subsequently, in 1988, the Partnership acquired another cable television system in Washington and sold a sub-system in Texas. In 1993, the Partnership purchased a cable television system in Bayview, Washington. In 1996, the Partnership purchased cable television systems serving Vidalia, Georgia and Sandersville, Georgia. In 1997, The Partnership purchased cable television systems serving Toccoa, Georgia and Royston, Georgia. (Collectively, the cable television systems are referred to herein as the "Systems".) As of December 31, 1998, the total number of basic subscribers served by the Systems was 39,444, and the Partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 65%.

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

   Brenham, TX: Brenham, Texas, with a population of approximately 12,000 is strategically located about midway between Houston and Austin. The population has grown steadily over the last 15 years at a rate of two and one-half percent per year. The city of Brenham serves as a hub for commerce, trade and services to the surrounding counties of Burleson, Waller, Lee, Fayette, Austin, Colorado and Grimes. Brenham's proximity to Houston makes it a gateway through which international trade and commerce proceed to Austin, San Antonio and other western cities. A main line of the Santa Fe Railway also services the city. Certain information regarding the Brenham, TX system as of December 31, 1998, is as follows:

          Basic Subscribers                    4,347
          Tier Subscribers                     1,691
          Premium Subscribers                  1,722
          Estimated Homes Passed               5,660

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

   There is an abundance of recreational and sporting activities in the Bay City area, including freshwater and deep-sea fishing. The Gulf of Mexico, Matagorda Beach, the Colorado River, bays and bayous combine to meet the recreational needs of both tourists and residents. Certain information regarding the Bay City, TX system as of December 31, 1998, is as follows:

          Basic Subscribers                    5,700
          Tier Subscribers                     2,432
          Premium Subscribers                  1,896
          Estimated Homes Passed               8,685

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

   Camano Island is currently experiencing growth at a rate of 200 to 250 new homes per year. The island is primarily residential with neighborhood grocery stores, service stations, restaurants and other incidental services. The neighboring mainland community of Stanwood provides the area with an education system, additional shopping and medical services. Many employed residents of Camano Island work in the neighboring cities of Everett (an industrial center), Stanwood and Mount Vernon (mainly agricultural), while many have chosen Camano Island as a retirement residence. Certain information regarding the Camano Island, WA system as of December 31, 1998, is as follows:

          Basic Subscribers                    7,162
          Tier Subscribers                     3,721
          Premium Subscribers                  3,201
          Estimated Homes Passed               9,890

   Sequim, WA: Clallam County's population is approximately 53,400, with approximately 17,300 residing in the city of Port Angeles, WA, the county seat. Sequim is located approximately 15 miles east of Port Angeles. The county's work force is concentrated in the lumber/wood products, logging, tourism, aerospace/aviation, fishing and education industries. Some of the most productive forest land in the United States is located on the Olympic Peninsula, and timber has been the traditional mainstay of

Clallam County's economy. A natural deep-water harbor and relative proximity to the Far East have encouraged international trade development for the county's products. The Olympic National Park, ferry access to Victoria, British Columbia, Canada, sport fishing, and other scenic and recreational attractions bring a steady stream of tourists through Clallam County. Certain information regarding the Sequim, WA system as of December 31, 1998, is as follows

          Basic Subscribers                    5,576
          Tier Subscribers                     3,147
          Premium Subscribers                    736
          Estimated Homes Passed               7,180

   Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 11,500, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 1998, is as follows:

          Basic Subscribers                     5,750
          Tier Subscribers                      1,093
          Premium Subscribers                   3,170
          Estimated Homes Passed               12,585

   Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 1998, is as follows:

          Basic Subscribers                    3,392
          Tier Subscribers                       706
          Premium Subscribers                  2,597
          Estimated Homes Passed               4,720

   Toccoa and Royston, GA: The City of Toccoa is located in northeastern Georgia adjacent to the South Carolina border at the headwaters of Lake Hartwell. It is 81 miles northeast of Atlanta and 65 miles southwest of Greenville, South Carolina. Toccoa serves as the county seat of Stephens County and its economy is driven by the textile industry as well as agricultural products such as poultry, pulpwood and livestock.

Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 1998, is as follows:

          Basic Subscribers                     7,517
          Premium Subscribers                   3,076
          Estimated Homes Passed               11,530

   The Partnership had 67 employees as of December 31, 1998. Management of these systems is handled through offices located in the towns of Brenham and Bay City, Texas, as well as Vidalia, Sandersville, Toccoa and Royston, Georgia. The Sequim and Camano systems share the costs of offices maintained by affiliates of the Partnership pursuant to the terms of operating management agreements. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

COMPETITION

   Cable Television systems currently experience competition from several sources.

BROADCAST TELEVISION

      Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

OVERBUILDS

      Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

      Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business (for extensive discussion of the Act, see "REGULATION AND LEGISLATION"). Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The Partnership cannot predict at this time the extent of telephone company competition that will emerge in areas served by the Partnership's cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership's systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

DBS

      High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and recently announced mergers should strengthen the surviving companies. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers popular local broadcast programming. At least one DBS provider, however, is now attempting to do so, and the FCC and Congress are considering proposals that would enhance the ability of DBS companies to provide popular broadcast programming, including broadcast network programming. In addition to emerging high-powered DBS competition, cable television systems face competition from several low-powered providers, whose service requires use of much larger home satellite dishes. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the availability of equipment at reasonable prices and the relative attractiveness of the programming options offered by the cable television industry and DBS competitors.

PRIVATE CABLE

      Additional competition is provided by private cable television systems, known as Satellite Master Antenna Television ("SMATV"), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable requirements that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators.

MMDS

      Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration.

      Cable television systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, home video cassette recorders, internet data delivery and internet video delivery.

REGULATION AND LEGISLATION

      The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The Telecommunications Act of 1996 ("1996 Telecom Act") alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

      The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations, and there have been recent calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Company's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company.

CABLE RATE REGULATION

      The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as essentially requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

      Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable - the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

      The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

      Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively market packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

SMALL OPERATORS

      The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. If requisite eligibility criteria are satisfied, a cable operator may be allowed to rely on a vastly simplified cost-of-service rate justification and/or may be allowed to avoid regulation of CPST rates entirely. Under FCC regulations, cable systems serving 15,000 or fewer subscribers, which are owned by or affiliated with a cable company serving in the aggregate no more than 400,000 subscribers, can submit a simplified cost-of-service filing under which the regulated rate (including equipment charges) will be presumed reasonable if it equates to no more than $1.24 per channel. Eligibility for this relief continues if the small cable system is subsequently acquired by a larger cable operator, but is lost when and if the individual system serves in excess of 15,000 subscribers. The 1996 Telecom Act immediately deregulated the CPST rates of cable systems serving communities with fewer than 50,000 subscribers, which are owned by or affiliated with entities serving, in the aggregate, no more than one percent of the nation's cable customers (approximately 617,000) and having no more than $250 million in annual revenues. The Partnership's systems currently qualify for such regulatory relief.

      The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry, however, have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation, including limits on operators passing through to their customers increased programming costs and bundling together multiple programming services. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition", and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

CABLE ENTRY INTO TELECOMMUNICATIONS

      The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

      Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. The Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order, but that decision was reversed by the U.S. Supreme court in January 1999.

TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

      The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the Bell Operating Companies can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

      Under the 1996 Telecom Act, an LEC (electric utility or other entity) providing video programming to subscribers through wired facilities will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals recently reversed certain of the FCC's OVS rules, including the FCC's preemption of local franchising.

      Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption". The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

      The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

ADDITIONAL OWNERSHIP RESTRICTIONS

      The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. The FCC permits cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

MUST CARRY/RETRANSMISSION CONSENT

      The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between (a) requiring a cable system to carry the station ("must carry") or (b) negotiating for payments of granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry", and more popular stations typically elect "retransmission consent". Must carry requests can dilute the appeal of a cable system's programming offerings and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business. The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasters in their entirety. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry.

ACCESS CHANNELS

      LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited to date.

ACCESS TO PROGRAMMING

      To spur development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements. In addition, some cable critics have argued that vertically integrated, non-satellite programming (such as certain regional sports networks) which is now exempt from the ban on exclusive programming, should be subjected to this prohibition.

INSIDE WIRING

     The FCC determined that an incumbent cable operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for an MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent operators. In a separate proceeding, the FCC has preempted restrictions on the deployment of private antennas, including satellite dishes, on rental property within the exclusive use of a tenant (such as balconies and patios).

OTHER FCC REGULATIONS

      In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, children's programming advertisements and closed captioning), registration of frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, consumer electronics equipment compatibility and Emergency Alert Systems. The FCC recently stated that cable customers must be allowed to purchase cable converters from third party vendors, and established a multi-year phase-in during which signal security functions (which remain in the operator's exclusive control) would be unbundled from basic converter functions (which could then be satisfied by third party vendors). Details regarding this phase-in are still under FCC review. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

COPYRIGHT

      Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material contained in television broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Company's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

STATE AND LOCAL REGULATION

      Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

      The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming that must be carried on the system other than identifying broad categories of programming.

      Federal law contains renewal procedures designed to protect incumbent franchises against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

INTERNET SERVICE

Although there is no significant federal regulation of cable system delivery of Internet services at the current time and the FCC recently issued a report to Congress finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers also are attempting to use existing commercial leased access provisions to gain the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfer approvals.

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

ITEM 2.  PROPERTIES

   The Partnership's cable television systems are located in and around Brenham and Bay City, Texas; Camano Island, Sequim, Stanwood, and Bayview, Washington, and Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership's cable plant passed approximately 60,250 homes as of December 31, 1998. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3.  LEGAL PROCEEDINGS

   None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) There is no established public trading market for the Partnership's units of limited partnership interest.

   (b) The approximate number of equity holders as of December 31, 1998, is as follows:

          Limited Partners:                    2,916

          General Partners:                        2

   (c) During 1998, the Partnership did not make cash distributions to the limited partners or to the Managing General Partner. The limited partners have received in the aggregate in the form of cash distributions $3,108,554 on total initial contributions of $24,893,000 as of December 31, 1998. As of December 31, 1998, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios, and compliance with financial covenants required by the Partnership's lender.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------
                                      1998            1997            1996           1995           1994
                                  ------------    ------------    ------------    -----------    -----------
        SUMMARY OF OPERATIONS:
        Revenue                   $ 16,877,376    $ 13,573,985    $ 11,310,000    $ 8,526,053    $ 7,757,306
        Operating income (loss)      1,884,639         372,969          16,476         40,080        (91,965)
        Loss on disposal of
          Assets                      (202,025)        (14,486)        (10,146)       (17,626)             0
        Net loss                    (2,053,933)     (2,421,083)     (2,215,885)    (1,205,316)    (1,265,325)
        Net loss per limited
          partner unit
          (weighted average)               (41)            (48)            (44)           (24)           (25)
        Cumulative tax losses
          per limited partner
          Unit                            (402)           (402)           (402)          (405)          (415)


                                                                 DECEMBER 31,
                                 ----------------------------------------------------------------------------
                                     1998            1997            1996            1995            1994
                                 ------------    ------------    ------------    ------------    ------------
        BALANCE SHEET DATA:
        Total assets             $ 34,424,298    $ 36,349,084    $ 28,151,750    $ 14,520,969    $ 17,549,748
        Notes payable              41,217,445      41,543,600      31,200,000      16,056,381      17,537,318
        Total liabilities          43,877,329      43,784,182      33,129,765      17,149,665      18,461,214
        General partners'
          Deficit                    (306,999)       (286,460)       (262,249)       (238,836)       (221,764)
        Limited partners'
          (deficit)capital         (9,146,032)     (7,112,638)    (4,7,15,766)     (2,389,860)       (689,702)
        Distributions per
          Limited partner unit              0               0               3              10              10
        Cumulative distribu-
          tions per limited
          Partner unit                     63              63              63              60              50

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1998 AND 1997

   Total revenue reached $16,877,376 for the year ended December 31, 1998, representing an increase of approximately 24% over 1997. Of the 1998 revenue, $12,049,723 (71%) is derived from subscriptions to basic service, $1,446,083 (9%) from subscriptions to premium services, $1,239,779 (8%) from subscriptions to tier services, $380,554 (2%) from installation charges, $389,924 (2%) from service maintenance revenue, $788,527 (5%) from advertising revenue and $582,786 (3%) from other sources. The December 1997 acquisition of the Toccoa and Royston systems increased revenues approximately 19%. The remaining 5% of revenue growth is primarily attributable to rate increases placed into effect in August 1998.

   The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                                    1998     1997     1996     1995     1994
                                   ------   ------   ------   ------   ------
        Basic Rate                 $24.55   $23.75   $22.45   $21.80   $20.90
        Tier Rate                    8.25     8.15     7.30     6.85     5.75
        HBO Rate                    10.65    10.15    10.05    10.65    10.25
        Cinemax Rate                 7.25     8.70     8.50     8.15     8.15
        Showtime Rate                8.10     8.50     8.00    10.20     9.40
        Movie Channel Rate           7.00     7.50     7.45     9.25     8.95
        Disney Rate                  6.50     7.50     7.20     7.50     7.50
        Encore Rate                  1.50       --       --       --       --
        Starz Rate                   7.00       --       --       --       --
        Service Contract Rate        2.35     2.60     3.05     2.85     2.80

   Operating expenses totaled $1,506,573 for the year ended December 31, 1998, representing an increase of approximately 17% over 1997. This increase is primarily attributable to a full period inclusion of the Toccoa and Royston systems. Excluding the impact of the Toccoa and Royston acquisitions, operating expenses would have had no significant change over 1997. A reduction in regional management costs offset increases in salary and benefit costs. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects the trend of increases in operating expenses to continue.

   General and administrative expenses totaled $3,962,335 for the year ended December 31, 1998, representing an increase of approximately 21% over 1997. This increase is mainly due to the acquisition of the Toccoa and Royston systems. Excluding the impact of the Toccoa and Royston acquisitions, general and administrative expenses would have had no significant change over 1997. A one-time adjustment to copyright fees offset increases in salary and benefit costs, and increases in revenue based expenses, such as franchise fees and management fees. Significant administrative expenses are based on Partnership revenues (franchise fees, copyright fees and management fees). Therefore, as the Partnership's revenues increase, the trend of increased administrative expenses is expected to continue.

   Programming expenses totaled $4,450,948 for the year ended December 31, 1998, representing an increase of approximately 29% over 1997. The acquisition of the Toccoa and Royston systems increased programming expense approximately 22%. The remaining 7% is due to higher costs charged by various program suppliers, as well as the addition of new channels. Programming expenses mainly consist of payments made to suppliers of various cable programming services. As these costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. Moreover, rate increases from program suppliers, as well as fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

   Depreciation and amortization expense decreased approximately 2% as compared to 1997. This is due to assets that became fully depreciated and amortized during the year which offset increases from the acquisition of the Toccoa and Royston systems and other fixed asset purchases.

   Interest expense for the year ended December 31, 1998 increased approximately 35% as compared to 1997. The Partnership's average bank debt balance increased from approximately $36,371,800 during 1997 to $41,380,523 during 1998 mainly due to borrowings to finance the Toccoa and Royston acquisitions. The Partnership's effective interest rate during 1998 was approximately 8.39% as compared to a rate of approximately 8.73% during 1997.

   The operating losses incurred by the Partnership are historically a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income, which has increased in each year in the three year period ending December 31, 1998. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership's assets are fully depreciated.

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

   Interest expense for the year ended December 31, 1997 increased approximately 25% as compared to 1996. The Partnership's average bank debt balance increased from approximately $23,628,190 during 1996 to $36,371,800 during 1997 mainly due to borrowings to finance the Toccoa and Royston acquisitions. The Partnership's effective interest rate during 1997 was approximately 8.73% as compared to a rate of approximately 8.32% during 1996.

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

   On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") became law. The 1996 Act will eliminate all rate regulation on CPST's of small cable systems, defined by the 1996 Act as systems serving fewer 50,000 subscribers owned by operators serving fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers). All of the Partnership's cable systems qualify as small cable systems. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations, a process that could take from several months to a few years depending on the complexity of the required changes and the statutory time limits. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time.

   As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 9% of total subscribers have formally requested rate justifications. Based on Management's analysis, the basic service tier rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

LIQUIDITY AND CAPITAL RESOURCES

   During 1998, the Partnership's primary source of liquidity was cash flow from operations and credit available under the bank loan facility. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1998, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures and debt service. Management's projections for 1999 indicate that the cash generated from monthly subscriber billings is expected to be sufficient to meet the Partnership's working capital needs, as well as the debt service obligations of its bank loan.

   In December 1997 the Partnership amended its term loan agreement increasing its overall credit limit to $45,000,000 to finance the acquisition of the Toccoa and Royston systems. Terms of the credit agreement provide for a $37,000,000 term loan payable in graduating quarterly installments which began March 31, 1998, and a $8,000,000 revolving credit facility converting to a term loan on December 1, 2000 with graduating quarterly installments of principal. Both facilities mature June 30, 2006. As of December 31, 1998, $3,650,000 was available for borrowing by the Partnership on its revolving credit facility.

   At December 31, 1998, the Partnership's term loan balance was $40,850,000. As of the date of this filing, interest rates on the credit facility were as follows: $20,500,000 fixed at 8.635% under the terms of a self-amortizing interest rate swap agreement with the Partnership's lender expiring December 29, 2000; $9,000,000 interest rate swap agreement fixed at 8.315% expiring June 15, 2000; $6,000,000 interest rate swap agreement fixed at of 8.335% expiring March 12, 2001; $4,100,000 interest rate swap agreement fixed at 8.335% expiring March 12, 2001. The balance of $250,000 bears interest at the prime rate plus 1.25% (currently 9.00%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Partnership's overall leverage fluctuates.

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

   The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The notional amounts of these interest rate swaps are $39,600,000 at December 31, 1998. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership's case are interest rates. The use of derivatives does not have a significant effect on the Partnership's result of operations or its financial position.

                                Expected Maturity Date

                              1999           2000           2001           2002           2003        Thereafter        Total
Liabilities
Debt Maturity               1,275,334      2,207,532      3,279,921      4,632,518      6,183,742     23,818,398      41,217,445
Debt Interest Payments      3,433,049      3,293,338      3,068,833      2,734,137      2,276,609      2,852,734      17,658,700
Average Interest Rate            8.46%          8.46%          8.46%          8.46%          8.46%          8.46%           8.46%

Interest Rate Swaps
  Variable to Fixed
  Notional Amount                  --     17,750,000             --             --             --             --      17,750,000
  Average Pay Rate*                --           6.26%            --             --             --             --            6.26%
  Average Receive Rate*            --           5.28%            --             --             --             --            5.28%

  Notional Amount                  --      9,000,000             --             --             --             --       9,000,000
  Average Pay Rate*                --           5.94%            --             --             --             --            5.94%
  Average Receive Rate*            --           5.22%            --             --             --             --            5.22%

  Notional Amount                  --             --      6,000,000             --             --             --       6,000,000
  Average Pay Rate*                --             --           5.96%            --             --             --            5.96%
  Average Receive Rate*            --             --           5.00%            --             --             --            5.00%

  Notional Amount                  --             --      4,100,000             --             --             --       4,100,000
  Average Pay Rate*                --             --           5.96%            --             --             --            5.96%
  Average Receive Rate*            --             --           5.00%            --             --             --            5.00%

* plus an applicable margin, currently 2.375%

   It is the partnership's policy to renegotiate swap agreements on or near expiration.

   At December 31, 1998 the Partnership was required under the terms of its credit agreement to maintain certain financial ratios including a Total Debt to Annualized Cash Flow Ratio of 5.50 to 1 and an Annualized Cash Flow to Pro Forma Debt Service Ratio of 1.20 to 1, among other covenants. The Partnership was in compliance with its required covenants at December 31, 1998.

CAPITAL EXPENDITURES

   During 1998, the Partnership incurred approximately $2,900,000 in capital expenditures. These expenditures included the purchase of an office building and tower and the initial phase of an upgrade of a portion of the distribution plant to 550 MHz in the Toccoa, GA system; the continued fiber deployment to the Stanwood School District and construction of a fiber backbone in the Camano, WA system; the second and third phases of an upgrade of a portion of the distribution plant to 450 MHz in the Bay City, TX system; the initial phase of an upgrade of a portion of the distribution plant in the Brenham, TX system; as well as line extensions and vehicle replacements in various systems.

   Management estimates that the Partnership will spend approximately $3,000,000 on capital expenditures during 1999. These expenditures include distribution plant upgrades, line extensions, channel additions, commercial insertion equipment and vehicle replacements in various systems.

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

   The Programs and Systems utilized in subscriber billing and collections have been modified to address year 2000 compliance issues. These modifications were substantially complete at the end of 1998. Management has completed the process of replacing Programs and Systems related to financial reporting which resolve year 2000 compliance issues. The aggregate cost to the Partnership to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.

   Management is currently focusing its efforts on the impact of the year 2000 compliance issue on service delivery and has established an internal team to address this issue. The internal team is identifying and testing all date sensitive equipment involved in delivering service to its customers. In addition, management will assess its options regarding repair or replacement of affected equipment during this testing. The aggregate cost to the Partnership to resolve year 2000 compliance issues related to service delivery equipment is not expected to be material to its results of operations, liquidity and capital resources.

   The provision of cable television services is significantly dependent on the Partnership's ability to adequately receive programming signals via satellite distribution or off air reception from various programmers and broadcasters. The Partnership has inquired of certain significant programming vendors with respect to their year 2000 issues and how they might impact the operations of the Partnership. As of the date of this filing no significant programming vendor has communicated a year 2000 issue that would affect materially the operations of the Partnership. However, if significant programming vendors identify year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The audited financial statements of the Partnership for the years ended December 31, 1998, 1997 and 1996 are included as a part of this filing (see Item 14(a)(1) below).

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

   JOHN S. WHETZELL (AGE 57). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 24 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

   JOHN E. IVERSON (AGE 62). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland P.L.L.C., Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 35 years.
Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

   RICHARD I. CLARK (AGE 41). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 20 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

   JAMES E. HANLON (AGE 65). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland and is currently responsible for the management of systems serving subscribers in Texas, Alabama and Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

   JAMES A. PENNEY (AGE 44). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson &

Cleveland P.L.L.C., Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

   GARY S. JONES (AGE 41). Mr. Jones is Vice President for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

   RICHARD J. DYSTE (AGE 53). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

   H. LEE JOHNSON (AGE 55). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 30 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

   Certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

   MILES Z. GORDON (AGE 51). Mr. Gordon is President of FNE and President and Chief Executive Officer of Financial Network Investment Corporation (FNIC), and has held those positions since 1983. From 1979 through April 1983 he was President of University Securities Corporation. In 1978, Mr. Gordon was engaged in the private practice of law, and from 1973 through 1978 he was employed by the Securities and Exchange commission. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors. He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association.

   JOHN S. SIMMERS (AGE 48). Mr. Simmers is Vice President and Secretary of FNE and Executive Vice President and Chief Operating Officer of FNIC and has held those positions since 1983. From June 1980 through April 1983 he was Executive Vice President of University Securities Corporation, Vice President of University Capital Corporation, and Vice President of University Asset Management Group. From 1974 through May 1980 he was employed by the National Association of Securities Dealers.

ITEM 11.  EXECUTIVE COMPENSATION

   The Partnership does not have executive officers. However, compensation was paid to the General Partner during 1998 as indicated in Note 3 to the Notes to Financial Statements--December 31, 1998 (see Items 14(a)(1) and 13(a) below).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1998 is as follows:

                                                          AMOUNT AND NATURE
                             NAME AND ADDRESS               OF BENEFICIAL          PERCENT OF
  TITLE OF CLASS             OF BENEFICIAL OWNER              OWNERSHIP              CLASS
  --------------             -------------------          -----------------        ----------
  General Partner's       Northland Communications           (See Note A)         (See Note A)
    Interest              Corporation
                          1201 Third Avenue
                          Suite 3600
                          Seattle, Washington  98101

  General Partner's       FN Equities Joint Venture          (See Note B)         (See Note B)
    Interest              2780 Skypark Dr.
                          Suite 300
                          Torrance, California  90505

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

   Northland Cable News, Inc. ("NCN"), an affiliate of Northland, provides programming to certain of the Partnership's systems for which it is compensated.

   Cable Ad-Concepts, Inc. ("CAC"), an affiliate of Northland, provides the production and development of video commercial advertisements and advertising sales support for which it is compensated.

   See Note 3 of the Notes to Financial Statements--December 31, 1998 for disclosures regarding transactions with the General Partners and affiliates.

                    The following schedule summarizes these transactions:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                               ----------------------------------
                                                 1998         1997         1996
                                               --------     --------     --------
        Partnership management fees            $835,838     $670,026     $561,780
        Operating expense reimbursements        853,979      722,821      591,262
        Software installation and
          billing service fees to NCSC           79,141       62,514       96,267
        Programming fees to NCN                 198,077      199,541      115,432
        Reimbursements to CAC for
          services                               66,734       80,806       57,597
        Reimbursements to affiliates (net)      173,699       87,446      101,549
        Amounts due to General Partner
          and affiliates at year end            237,048       58,553       94,264

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

   (b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Assistant Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

   (c) INDEBTEDNESS OF MANAGEMENT. None.

                                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
                                                                                         PAGE
                                                                                     ------------
  (1)     FINANCIAL STATEMENTS:

          Report of Independent Public Accountants...................................     ____

          Balance Sheets--December 31, 1998 and 1997.................................     ____

          Statements of Operations for the years ended December 31, 1998,
          1997 and 1996..............................................................     ____

          Statements of Changes in Partners' Capital (Deficit) for the years
          ended December 31, 1998, 1997 and 1996.....................................     ____

          Statements of Cash Flows for the years ended December 31, 1998,
          1997 and 1996..............................................................     ____

          Notes to Financial Statements--December 31, 1998...........................     ____

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

 10.27    Franchise Agreement with Whatcom County - Assignment and Assumption
          Agreement dated September 27, 1993(10)

 10.28    Amendment to Commercial Loan Agreement dated March 15, 1994(10)

 10.29    Operating and Management Agreement with Northland Cable Television,
          Inc. dated November 1, 1994(11)

 10.30    Asset Purchase Agreement between Northland Cable Properties Seven
          Limited Partnership and Southland Cablevision, Inc.(12)

 10.31    Asset Purchase Agreement between Northland Cable Properties
          Seven Limited Partnership and TCI Cablevision of Georgia, Inc.(12)

 10.32    Commercial Loan Agreement between Northland Cable Properties Seven
          Limited Partnership and Seattle First National Bank dated
          February 29, 1996(12)

 10.33    Asset purchase agreement between Northland Cable Properties
          Seven Limited Partnership and Robin Media Group, Inc.(13)

 10.34    Commercial Loan Agreement between Northland Cable Properties Seven
          Limited Partnership and Seattle First National Bank dated
          December 1, 1997.(13)

------------

   (1) Incorporated by reference from the Partnership's Form S-1 Registration Statement declared effective on August 6, 1987.

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

   (8) Incorporated by reference from the partnership's Form 10-Q Quarterly Report for the period ended March 31, 1993.

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


                            NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                            By: NORTHLAND COMMUNICATIONS CORPORATION
                                     (Managing General Partner)

Date: March 30, 1999        By:  /s/  John S. Whetzell
      --------------            ------------------------------------------------
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

         SIGNATURES                       CAPACITIES                           DATE
         ----------                       ----------                           ----
/s/   John S. Whetzell        Chief executive officer                     March 30, 1999
--------------------------    of registrant; chief executive
      John S. Whetzell        officer and chairman of the board of
                              directors of Northland Communications
                              Corporation


/s/   Richard I. Clark        Director of Northland Communications        March 30, 1999
--------------------------    Corporation
      Richard I. Clark

/s/   John E. Iverson         Director of Northland Communications        March 30, 1999
--------------------------    Corporation
      John E. Iverson

/s/   Gary S. Jones           Principal financial officer and             March 30, 1999
--------------------------    principal accounting officer of the
      Gary S. Jones           registrant; vice president and principal
                              accounting officer of Northland
                              Communications Corporation

                                 EXHIBITS INDEX

                                                                    SEQUENTIALLY
 EXHIBIT                                                              NUMBERED
 NUMBER                   DESCRIPTION                                   PAGE
 ------                   -----------                               ------------
  27.0       Financial Data Schedule

                          NORTHLAND CABLE PROPERTIES SEVEN LIMITED
                          PARTNERSHIP

                          FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND 1997
                          TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Northland Cable Properties Seven Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




Seattle, Washington,
  February 15, 1999

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                     ASSETS

                                                                        1998              1997
                                                                    ------------      ------------
CASH                                                                $  1,476,227      $    586,000

ACCOUNTS RECEIVABLE                                                      428,526           794,000

DUE FROM AFFILIATES                                                       53,143            46,380

PREPAID EXPENSES                                                         105,118            83,906

INVESTMENT IN CABLE TELEVISION PROPERTIES:
      Property and equipment, at cost                                 29,563,726        27,199,514
      Less- Accumulated depreciation                                 (15,279,030)      (13,322,455)
                                                                    ------------      ------------
                                                                      14,284,696        13,877,059

   Franchise agreements (net of accumulated
      amortization of $5,463,405 in 1998 and
      $20,358,047 in 1997)
                                                                      16,529,042        19,024,959
   Acquisition costs (net of accumulated
      amortization of $175,209 in 1998 and
      $1,563,176 in 1997)
                                                                         184,475           240,191
   Loan fees and other intangibles (net of
      accumulated amortization of $860,952 in
      1998 and $4,734,571 in 1997)
                                                                       1,193,552         1,521,497
   Goodwill (net of accumulated amortization
      of $53,410 in 1998 and $47,837 in 1997)
                                                                         169,519           175,092
                                                                    ------------      ------------
            Total investment in cable
               television properties                                  32,361,284        34,838,798
                                                                    ------------      ------------

            Total assets                                            $ 34,424,298      $ 36,349,084
                                                                    ============      ============


                              LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
   Accounts payable and accrued expenses                            $  1,691,205      $  1,419,226
   Due to General Partner and affiliates
                                                                         290,191           104,933
   Deposits                                                               35,304            30,241
   Subscriber prepayments                                                643,184           650,182
   Notes payable                                                      41,217,445        41,543,600
                                                                    ------------      ------------
            Total liabilities                                         43,877,329        43,748,182
                                                                    ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' DEFICIT:
   General partners-
      Contributed capital                                                (25,367)          (25,367)
      Accumulated deficit                                               (281,632)         (261,093)
                                                                    ------------      ------------
                                                                        (306,999)         (286,460)
                                                                    ------------      ------------
   Limited partners-
      Contributed capital, net -
         49,656 units                                                 18,735,576        18,735,576
      Accumulated deficit                                            (27,881,608)      (25,848,214)
                                                                    ------------      ------------
                                                                      (9,146,032)       (7,112,638)
                                                                    ------------      ------------
            Total liabilities and partners'
               deficit                                              $ 34,424,298      $ 36,349,084
                                                                    ============      ============


      The accompanying notes are an integral part of these balance sheets.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                             1998              1997              1996
                                                         ------------      ------------      ------------
REVENUE                                                  $ 16,877,376      $ 13,573,985      $ 11,310,000
                                                         ------------      ------------      ------------
EXPENSES:
   Operating (including $87,794, $25,164
      and $(4,499), net, paid to (received
      from) affiliates in 1998, 1997 and 1996,
      respectively)                                         1,506,573         1,286,933         1,068,153

   General and administrative (including $1,495,928,
      $1,204,259 and $1,080,940, net, paid to
      affiliates in 1998, 1997 and 1996,
      respectively)                                         3,962,335         3,284,191         2,733,645

   Programming (including $205,030, $299,980 and
      $218,206, net, paid to affiliates in 1998,
      1997 and 1996, respectively)                          4,450,948         3,437,344         2,748,609

   Depreciation and amortization                            5,072,881         5,192,548         4,743,117
                                                         ------------      ------------      ------------
                                                           14,992,737        13,201,016        11,293,524
                                                         ------------      ------------      ------------
            Operating income                                1,884,639           372,969            16,476

OTHER INCOME (EXPENSE):
   Other income                                                    --            13,851                --
   Other expense                                             (153,940)         (122,346)         (104,389)
   Interest income                                             24,932             4,894            19,560
   Interest expense                                        (3,607,539)       (2,675,965)       (2,137,386)
   Loss on disposal of assets                                (202,025)          (14,486)          (10,146)
                                                         ------------      ------------      ------------
            Net loss                                     $ (2,053,933)     $ (2,421,083)     $ (2,215,885)
                                                         ============      ============      ============
ALLOCATION OF NET LOSS:
   General partners                                      $    (20,539)     $    (24,211)     $    (22,159)
                                                         ============      ============      ============

   Limited partners                                      $ (2,033,394)     $ (2,396,872)     $ (2,193,726)
                                                         ============      ============      ============
NET LOSS PER LIMITED PARTNERSHIP UNIT                    $        (41)     $        (48)     $        (44)
                                                         ============      ============      ============



        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                General         Limited
                                               Partners        Partners          Total
                                               ---------      -----------      -----------
BALANCE, December 31, 1995                     $(238,836)     $(2,389,860)     $(2,628,696)

   Cash distributions ($2.50 per limited
      partnership unit)                           (1,254)        (124,180)        (125,434)

   Repurchase of limited partnership units            --           (8,000)          (8,000)

   Net loss                                      (22,159)      (2,193,726)      (2,215,885)
                                               ---------      -----------      -----------
BALANCE, December 31, 1996                      (262,249)      (4,715,766)      (4,978,015)

   Net loss                                      (24,211)      (2,396,872)      (2,421,083)
                                               ---------      -----------      -----------
BALANCE, December 31, 1997                      (286,460)      (7,112,638)      (7,399,098)

   Net loss                                      (20,539)      (2,033,394)      (2,053,933)
                                               ---------      -----------      -----------
BALANCE, December 31, 1998                     $(306,999)     $(9,146,032)     $(9,453,031)
                                               =========      ===========      ===========



        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                      1998             1997            1996
                                                                   -----------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(2,053,933)    $ (2,421,083)    $ (2,215,885)
   Adjustments to reconcile net loss to net cash
      provided by operating activities-
         Depreciation and amortization expense                       5,072,881        5,192,548        4,743,117
         Amortization of loan fees                                     151,700          122,346          104,389
         Loss on disposal of assets                                    202,025           14,486           10,146
         (Increase) decrease in operating assets:
           Accounts receivable                                         365,474         (392,775)        (173,976)
           Prepaid expenses                                            (21,212)          33,627          (56,392)
         Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses                       271,979          140,803          545,327
           Due to General Partner and affiliates                       178,495          (35,711)          11,901
           Deposits                                                      5,063           (6,270)          (5,282)
           Subscriber prepayments                                       (6,998)         249,699          164,451
                                                                   -----------     ------------     ------------
            Net cash provided by operating activities                4,165,474        2,897,670        3,127,796
                                                                   -----------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of cable system                                              --      (11,360,000)     (15,834,960)
   Purchase of property and equipment                               (2,947,746)      (1,462,011)      (1,153,862)
   Purchase of other intangibles                                        (9,709)        (194,936)        (177,349)
   Proceeds from sale of fixed assets                                   10,034            9,150               --
                                                                   -----------     ------------     ------------
            Net cash used in investing activities                   (2,947,421)     (13,007,797)     (17,166,171)
                                                                   -----------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                         190,100       12,063,600       15,943,619
   Principal payments on notes payable                                (516,255)      (1,720,000)        (800,000)
   Loan fees and other                                                  (1,671)        (295,913)        (633,107)
   Distributions to partners                                                --               --         (125,434)
   Repurchase of limited partnership units                                  --               --           (8,000)
                                                                   -----------     ------------     ------------
            Net cash (used in) provided by financing activities       (327,826)      10,047,687       14,377,078
                                                                   -----------     ------------     ------------
INCREASE (DECREASE) IN CASH                                            890,227          (62,440)         338,703

CASH, beginning of year                                                586,000          648,440          309,737
                                                                   -----------     ------------     ------------
CASH, end of year                                                  $ 1,476,227     $    586,000     $    648,440
                                                                   ===========     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                          $ 3,628,555     $  2,737,844     $  2,086,230
                                                                   ===========     ============     ============


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998



1.  ORGANIZATION AND PARTNERS' INTERESTS:

Formation and Business

Northland Cable Properties Seven Limited Partnership (the Partnership), a Washington limited partnership, was formed on April 17, 1987. The Partnership was formed to acquire, develop and operate cable television systems. The Partnership began operations on September 1, 1987, by acquiring a cable television system in Brenham, Texas. Additional acquisitions include systems serving seven cities and three unincorporated counties in southeast Texas; a system serving Camano Island, Washington; two systems serving certain unincorporated portions of Clallam County, Washington; a system serving certain portions of Skagit and Whatcom counties, Washington; two systems serving four cities in or around Vidalia, Georgia; a system serving two cities in or around Sandersville, Georgia; and two systems serving several communities in and around Toccoa and Royston, Georgia. The Partnership has 26 nonexclusive franchises to operate the cable systems for periods which will expire at various dates through 2024.

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

Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:

            Buildings                                               20 years
            Distribution plant                                      10 years
            Other equipment and leasehold improvements            5-20 years

The Partnership periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss would be recognized.

Allocation of Cost of Purchased Cable Television Systems

The Partnership allocates the total contract purchase price of cable television systems acquired as follows: first, to the estimated fair value of net tangible assets acquired; then, to noncompetition agreements, franchise agreements and other intangibles; then, any excess is allocated to goodwill.

Intangible Assets

Costs assigned to franchise agreements, acquisition costs, loan fees and other intangibles and goodwill are being amortized using the straight-line method over the following estimated useful lives:

            Franchise agreements                                  9-25 years
            Acquisition costs                                        5 years
            Loan fees and other intangibles                        1-9 years
            Goodwill                                                40 years

Revenue Recognition

Cable television service revenue is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $788,527, $532,801 and $483,649, respectively, in 1998, 1997 and 1996.

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

The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The notional amounts of these interest rate swaps are $39,600,000 at December 31, 1998. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership's case are interest rates. The use of derivatives does not have a significant effect on the Partnership's result of operations or its financial position.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 130 - In 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized gains on investment securities available-for-sale. As of December 31, 1998, the Partnership had no comprehensive income to report, therefore the adoption of SFAS No. 130 had no impact on equity.

Statement of Position 98-5 - In April 1998, the AICPA released Statement of Position 98-5, "Reporting on Start-Up Activities" (SOP 98-5). The new standard requires that all entities expense costs of start-up activities as those costs are incurred. SOP 98-5 defines "start-up costs" as those costs directly related to pre-operating, pre-opening, and organization activities. This standard must be adopted in fiscal years beginning after December 15, 1998.

The Partnership previously capitalized pre-opening costs and amortized such costs over a five-year period. As of December 31, 1998, all pre-opening costs have been amortized. As a result, the adoption of SOP 98-5 will not have an effect on the Partnership's financial position or results of operations.

Statement of Financial Accounting Standards No. 133 - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Partnership has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

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

3.  TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $835,838, $670,026 and $561,780 for 1998, 1997 and 1996,
respectively.

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

The limited partners' total initial contributions to capital were $24,893,000 ($500 per partnership unit). As of December 31, 1998, $3,108,554 ($52.50 per partnership unit) had been distributed to the limited partners and the Partnership has repurchased $65,000 of limited partnership units ($500 per unit).

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

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged for these services were $853,979, $722,821 and $591,262 for 1998, 1997 and 1996, respectively.

In 1998, 1997 and 1996, the Partnership was charged software installation charges and maintenance fees for billing system support provided by an affiliate, amounting to $79,141, $62,514 and $96,267, respectively.

The Partnership has entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating, programming and administrative expenses. The Partnership received $173,699, $87,446 and $101,549, net, under the terms of these agreements during 1998, 1997 and 1996, respectively.

The Partnership pays monthly program license fees to Northland Cable News, Inc.
(NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 1998, 1997 and 1996 were $198,077, $199,541 and $115,432, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner, was formed in 1993 and began operations in 1994. CAC was organized to assist in the development of local advertising markets and management and training of local sales staff. CAC billed the Partnership $66,734, $80,806 and $57,597 in 1998, 1997 and 1996, respectively, for these services.

Due from/to General Partner and Affiliates

The receivable from the General Partner and affiliates consists of the following:

                                                December 31,
                                            --------------------
                                             1998         1997
                                            -------      -------
          Management fees                   $    --      $ 5,250
          Reimbursable operating costs       51,246       37,507
          Other                               1,897        3,623
                                            -------      -------
                                            $53,143      $46,380
                                            =======      =======

The payable to the General Partner and affiliates consists of the following:

                                                 December 31,
                                            ----------------------
                                              1998          1997
                                            --------      --------
          Management fees                   $ 67,801      $     --
          Reimbursable operating costs       131,087       100,197
          Other                               91,303         4,736
                                            --------      --------
                                            $290,191      $104,933
                                            ========      ========

4.  PROPERTY AND EQUIPMENT:

                                                December 31,
                                        ----------------------------
                                           1998             1997
                                        -----------      -----------
          Land and buildings            $   897,473      $   685,788
          Distribution plant             26,373,567       24,810,149
          Other equipment                 1,806,433        1,683,833
          Leasehold improvements             21,899           19,744
          Construction in progress          464,354               --
                                        -----------      -----------
                                        $29,563,726      $27,199,514
                                        ===========      ===========

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                              December 31,
                                       --------------------------
                                          1998            1997
                                       ----------      ----------
          Programmer license fees      $  486,707      $  517,208
          Accounts payable                505,047         159,205
          Franchise fees                  281,332         271,829
          Payroll                          89,229          78,694
          Taxes                            80,187          83,217
          Interest                         92,928         113,944
          Copyright fees                   40,987          78,752
          Pole rental                      78,113          58,712
          Other                            36,675          57,665
                                       ----------      ----------
                                       $1,691,205      $1,419,226
                                       ==========      ==========

6.  NOTES PAYABLE:

                                                                    December 31,
                                                             --------------------------
                                                                1998           1997
                                                             -----------    -----------
Revolving credit and term loan, collateralized by a
  first lien position on all present and future assets
  of the Partnership. Interest rates vary based on
  certain financial covenants; currently 8.46% (weighted
  average). Graduated principal payments plus interest
  are due quarterly until maturity on June 30, 2006. The
  revolving credit facility allows for borrowings not to
  exceed $8,000,000 until it converts to a term loan on
  December 1, 2000. At December 31, 1998, the
  Partnership had $3,650,000 available on its revolving
  credit facility.                                           $40,850,000    $41,350,000

Term loan, secured by parcel of land purchased with
  proceeds. Interest accrues at 9.25%. Principal and
  interest payments are due quarterly until maturity on
  January 14, 2003.                                              189,068        193,600

Term loan, secured by parcel of land purchased with
  proceeds. Interest accrues at 8.00%. Principal and
  interest payments are due monthly until maturity on
  April 1, 2006.                                                 178,377             --
                                                             -----------    -----------
                                                             $41,217,445    $41,543,600
                                                             ===========    ===========

Annual maturities of the notes payable after December 31, 1998, are as follows:

            1999                                         $ 1,275,334
            2000                                           2,027,532
            2001                                           3,279,921
            2002                                           4,632,518
            2003                                           6,183,742
            Thereafter                                    23,818,398
                                                         -----------
                                                         $41,217,445
                                                         ===========

Under the term loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including an Annualized Cash Flow to Pro Forma Debt Service Ratio of 1.20 to 1 and a Total Debt to Annualized Cash Flow Ratio of 5.50 to 1, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. As of December 31, 1998, the Partnership was in compliance with the terms of the loan agreement.

The Partnership has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of underlying principal amounts. At December 31, 1998, the Partnership had outstanding four interest rate swap agreements with its bank, having a notional principal amount of $39,600,000. These agreements effectively change the Partnership's interest rate exposure to a fixed rate of 6.11% (weighted average), plus an applicable margin based on certain financial covenants (the margin at December 31, 1998 was 2.375%).

       Maturity Date              Fixed Rate      Notional Amount
       -------------              ----------      ---------------
     December 29, 2000              6.26%           $20,500,000
     June 15, 2000                  5.94%           $ 9,000,000
     March 12, 2001                 5.96%           $ 6,000,000
     March 12, 2001                 5.96%           $ 4,100,000

At December 31, 1998, the Partnership would have been required to pay approximately $762,184 to settle these agreements based on fair value estimate received from the financial institution.

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

Taxable income to the limited partners was approximately $0, $0 and $124,180 for the three years in the period ended December 31, 1998, and is different from that reported in the statement of operations principally due to the difference in depreciation expense allowed for tax purposes and that amount recognized under generally accepted accounting principles. There were no other significant differences between taxable income and the net loss reported in the statements of operations.

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

8.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounts to $335,704, $244,278 and $175,429 in 1998, 1997 and 1996, respectively. Minimum lease payments through the end of the lease terms are as follows:

               1999                                     $ 49,903
               2000                                       33,434
               2001                                       20,804
               2002                                        8,562
               2003                                        8,104
               Thereafter                                 19,708
                                                        --------
                                                        $140,515
                                                        ========

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

Cable Programming Service Tier Regulation. FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems owned by small companies. Small cable systems are those having 50,000 or fewer subscribers which are owned by companies with fewer than 1% of national cable subscribers (approximately 600,000) and more than $250 million in annual revenue. The Partnership qualifies as a small cable company and all of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulations by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area served by a local telephone exchange carrier, its affiliates or any multichannel video programming distributor which uses the facilities of the local exchange carrier. The FCC has not yet determined the penetration criteria that will trigger the presence of effective competition under these circumstances.

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For 1998 and 1997, respectively, the Partnership was charged $24,132 and $19,321 by the fund. As of December 31, 1998, the fund had a balance of $249,617.

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

On September 13, 1996, the Partnership acquired substantially all of the operating assets and franchise rights of the cable television systems serving approximately 3,300 basic subscribers in or around the communities of Sandersville, Tennille and nearby unincorporated areas of Washington County, all in the state of Georgia (the Sandersville system), for a total purchase price of $5,608,367. The system was owned by TCI Cablevision of Georgia, Inc. Of the total purchase price, $5,328,497 was paid on the closing date. The balance of $279,870 was deposited into an escrow account, and was paid in January of 1997 once an agreement was reached regarding certain purchase price adjustments.

On December 5, 1997, the Partnership acquired substantially all operating assets and franchise rights of the cable television systems serving approximately 7,420 basic subscribers in or around the communities of Toccoa, Royston and certain unincorporated areas of Stephens, Franklin and Hart counties, all in the state of Georgia from Robin Media Group, Inc. The systems were acquired at a purchase price of $11,360,000 adjusted at closing for the proration of certain revenues and expenses. Of the total $11,360,000 purchase price the Seller received $11,305,000 on December 5, 1997. The remaining balance of $55,000 held in escrow was paid in March of 1998 once an agreement was reached regarding certain purchase price adjustments.

Pro forma operating results of the Partnership for December 31, 1997, assuming the acquisition of the Toccoa and Royston systems had been made at the beginning of 1997, follow:

                                                 1997
                                             -----------
                                             (unaudited)
          Revenue                            $16,063,153
                                             ===========
          Net loss                           $(3,456,028)
                                             ===========
          Net loss per limited
            partnership unit                 $       (70)
                                             ===========