Form 10-Q
period 1999-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1999-05-13
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________.

Commission File Number: 0-16718

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
              ----------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


       Washington                                       91-1366564
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington            98101
---------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

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
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)



                                                                   March 31,            December 31,
                                                                     1999                  1998
                                                                 ------------          ------------

                                   ASSETS

Cash                                                             $  1,279,085          $  1,476,227
Accounts receivable                                                   378,543               428,526
Prepaid expenses                                                      112,197               105,118
Property and equipment, net of accumulated
  depreciation of $15,811,697 and $15,279,030,
  respectively                                                     14,244,873            14,284,696
Intangible assets, net of accumulated
  amortization of $7,161,018 and $6,552,976,
  respectively                                                     17,468,546            18,076,588

                                                                 ------------          ------------
Total assets                                                     $ 33,483,244          $ 34,371,155
                                                                 ============          ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                            $  1,445,180          $  1,691,205
Due to managing general partner and affiliates                          4,448               237,048
Converter deposits                                                     36,706                35,304
Subscriber prepayments                                                802,718               643,184
Notes payable                                                      40,900,334            41,217,445

                                                                 ------------          ------------
                  Total liabilities                                43,189,386            43,824,186
                                                                 ------------          ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                           (25,367)              (25,367)
   Accumulated deficit                                               (284,163)             (281,632)

                                                                 ------------          ------------
                                                                     (309,530)             (306,999)
                                                                 ------------          ------------

 Limited Partners:
   Contributed capital, net                                        18,735,576            18,735,576
   Accumulated deficit                                            (28,132,188)          (27,881,608)

                                                                 ------------          ------------
                                                                   (9,396,612)           (9,146,032)
                                                                 ------------          ------------


                  Total partners' equity                           (9,706,142)           (9,453,031)
                                                                 ------------          ------------


Total liabilities and partners' equity                           $ 33,483,244          $ 34,371,155
                                                                 ============          ============


The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)



                                               For the three months ended March 31,
                                               ------------------------------------
                                                     1999                 1998
                                                 -----------          -----------
Service revenues                                 $ 4,270,944          $ 4,083,275

Expenses:
  Operating                                          399,165              347,526
  General and administrative (including
     $511,597 and $456,545 to affiliates
     in 1998 and 1997, respectively)                 963,726              927,329
Programming                                        1,154,644            1,108,139
Depreciation and amortization                      1,140,709            1,304,395

                                                 -----------          -----------
                                                   3,658,244            3,687,389
                                                 -----------          -----------

Income from operations                               612,700              395,886

Other income (expense):
   Interest expense                                 (875,634)            (902,631)
   Interest income                                     9,823                  954
   Other income (expense)                                 --                   --
   Gain/loss on sale of assets                            --                   --
                                                 -----------          -----------
                                                    (865,811)            (901,677)
                                                 -----------          -----------


Net loss                                         $  (253,111)         $  (505,791)
                                                 ===========          ===========


Allocation of net loss:

   General Partners                              $    (2,531)         $    (5,058)
                                                 ===========          ===========


   Limited Partners                              $  (250,580)         $  (500,733)
                                                 ===========          ===========


Net loss per limited partnership unit:
 (49,656 units)                                  $        (5)         $       (10)
                                                 ===========          ===========


Net loss per $1,000 investment                   $       (10)         $       (20)
                                                 ===========          ===========



The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)



                                                           For the three months ended March 31,
                                                           ------------------------------------
                                                               1999                 1998
                                                            -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (253,111)         $  (505,791)
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                              1,140,709            1,304,395
   (Increase) decrease in operating assets:
     (Gain)Loss on sale of assets                                    --                   --
     Accounts receivable                                         49,983              (28,769)
     Prepaid expenses                                            (7,079)               9,555
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                     (246,025)             140,671
     Due to managing general partner and affiliates            (232,600)             (19,432)
     Converter deposits                                           1,402               (2,225)
     Subscriber prepayments                                     159,534               11,290

                                                            -----------          -----------
Net cash from operating activities                              612,813              909,694
                                                            -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                        (492,844)            (429,953)
Acquisition of cable systems                                         --                   --
Proceeds from sale of assets                                         --                   --
Increase in intangibles                                              --                   --

                                                            -----------          -----------
Net cash used in investing activities                          (492,844)            (429,953)
                                                            -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                               (317,111)            (560,000)
Proceeds from borrowings                                             --                   --
Distributions to partners                                            --                   --
Loan fees and other costs incurred                                   --             (110,000)
Repurchase of limited partner interest                               --                   --

                                                            -----------          -----------
Net cash used in financing activities                          (317,111)            (670,000)
                                                            -----------          -----------

DECREASE IN CASH                                               (197,142)            (190,259)

CASH, beginning of period                                     1,476,227              344,558


                                                            -----------          -----------
CASH, end of period                                         $ 1,279,085          $   154,299
                                                            ===========          ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                 $   913,706          $   636,048
                                                            ===========          ===========

The accompanying notes to unaudited financial statements are an integral part of these statements

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1999 and December 31, 1998, its Statements of Operations for three months ended March 31, 1999 and 1998, and its Statements of Cash Flows for the three March 31, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues totaled $4,270,944 for the three months ended March 31, 1999 representing an increase of approximately 5% over the same period in 1998. Of these revenues, $3,059,756 (72%) was derived from basic service charges, $361,448 (9%) from premium services, $326,721 (8%) from tier services, $99,342 (2%) from installation charges, $95,441 (2%) from service maintenance contracts, $184,094 (4%) from advertising and $144,142 (3%) from other sources. The growth in revenue is attributable to rate increases implemented in the Partnership's systems and a 7% increase in the number of tier subscribers.

As of March 31, 1999, the Partnership's systems served approximately 40,000 basic subscribers, 16,400 premium subscribers and 13,100 tier subscribers.

Operating expenses totaled $399,165 for the three months ended March 31, 1999, representing an increase of approximately 15% over the same period in 1998. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; (ii) the addition of technical and regional personnel; and (iii) increases to pole, duct and site rental costs.

General and administrative expenses totaled $963,726 for the three months ended March 31, 1999, representing an increase of approximately 4% over the same period in 1998. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; and (ii) increases in revenue based expenses such as management and franchise fees due to increased revenue as noted previously.

Programming expenses totaled $1,154,644 for the three months ended March 31, 1999, representing an increase of approximately 4% over the same period in 1998. This increase is primarily attributable to: (i) higher programming costs resulting from rate increases charged by various program suppliers; and (ii) higher advertising agency fee expenses resulting from increases in advertising revenues.

Depreciation and amortization expense for the three months ended March 31, 1999 decreased approximately 13% over the same period in 1998. Such decrease was the result of certain assets becoming fully depreciated and amortized in 1998.

Interest expense for the three months ended March 31, 1999 decreased approximately 3% compared to the same period in 1998. The Partnership's average bank debt outstanding decreased from $41,481,150 in the first quarter of 1998 to $41,058,890 in the first quarter of 1999, and the Partnership's effective interest rate decreased from 8.70% during the first quarter of 1998 to 8.53% during the first quarter of 1999.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and borrowing capacity under the Partnership's existing revolving credit facility. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.50 to 1.00 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1.00. As of March 31, 1999 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $40,537,500. Certain fixed rate agreements in place as of June 30, 1998 expired during the third quarter of 1998, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $20,187,500 fixed at 8.635% under the terms of a self amortizing interest rate swap agreement with the Partnership's lender expiring December 29, 2000; $9,000,000 fixed at 8.315% under the terms of an interest rate swap agreement with the Partnership's lender expiring June 15, 2000; $6,000,000 fixed at 8.335% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; $4,100,000 fixed at 8.335% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; and $1,000,000 at a Libor based rate of 7.418% expiring June 15, 1999. The balance of $250,000 bears interest at prime plus 1.25% (currently 9.00%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 1999, the Partnership incurred approximately $493,000 in capital expenditures, including the continuation of an upgrade of the distribution plant to 400 MHz in the Camano, WA system; the initial construction phase of a fiber optic backbone in the Sandersville, GA system; the second and third phases of an upgrade of the distribution plant to 450 MHz in the Bay City, TX system; the continuation of an upgrade of the distribution plant to 550 MHz in the Toccoa, GA system; as well as various line extensions and vehicle replacements in all of the systems.

Planned expenditures for the balance of 1999 include another phase of an upgrade of the distribution plant to 400 MHz in the Camano, WA system; continuation of construction of a fiber optic backbone in the Sandersville, GA system; continuation of an upgrade of the distribution plant to 450 MHz in the Bay City, TX system; continuation of the upgrade of the Toccoa, GA system to 550 MHz; and various line extensions in all of the systems.

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

ITEM 2 Changes in securities

          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders

          None

ITEM 5 Other information

          None

ITEM 6 Exhibits and Reports on Form 8-K


(a) Exhibit index

        27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NORTHLAND CABLE PROPERTIES
                                   SEVEN LIMITED PARTNERSHIP

                                   BY:  Northland Communications Corporation,
                                        Managing General Partner



Dated:                             BY:  /s/ RICHARD I. CLARK
       -----------------------         -----------------------------------------
                                        Richard I. Clark
                                        (Vice President/Treasurer)



Dated:                             BY:  /s/ GARY S. JONES
       -----------------------         -----------------------------------------
                                       Gary S. Jones
                                       (Vice President)