Form 10-Q
period 1999-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1999-08-12
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended   June 30, 1999
                                               ------------------

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ___________ to ___________


Commission File Number:   0-16718
                        -----------

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
               (Exact Name of Registrant as Specified in Charter)


         Washington                                     91-1366564
---------------------------             ----------------------------------------
  (State of Organization)                 (I.R.S. Employer Identification No.)


  1201 Third Avenue, Suite 3600, Seattle, Washington         98101
------------------------------------------------------   -------------
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

                           Yes   [X]       No [ ]



--------------------
This filing contains __ pages. Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS (Unaudited)
(Prepared by the Managing General Partner)



                                                      June 30,         December 31,
                                                        1999               1998
                                                    ------------       ------------
                                     ASSETS

Cash                                                $  1,001,417       $  1,476,227
Accounts receivable                                      119,006            428,526
Prepaid expenses                                          69,852            105,118
Property and equipment, net of accumulated
  depreciation of $16,331,124 and $15,279,030,
  respectively                                        14,564,425         14,284,696
Intangible assets, net of accumulated
  amortization of $7,769,421 and $6,552,976,
  respectively                                        16,865,143         18,076,588
                                                    ------------       ------------
Total assets                                        $ 32,619,843       $ 34,371,155
                                                    ============       ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $  1,361,431       $  1,691,205
Due to managing general partner and affiliates           106,857            237,048
Converter deposits                                        37,675             35,304
Subscriber prepayments                                   487,348            643,184
Notes payable                                         40,581,589         41,217,445
                                                    ------------       ------------
                  Total liabilities                   42,574,900         43,824,186
                                                    ------------       ------------

Partners' equity:
 General Partners:
   Contributed capital, net                              (25,367)           (25,367)
   Accumulated deficit                                  (286,652)          (281,632)
                                                    ------------       ------------
                                                        (312,019)          (306,999)
                                                    ------------       ------------
 Limited Partners:
   Contributed capital, net                           18,735,576         18,735,576
   Accumulated deficit                               (28,378,614)       (27,881,608)
                                                    ------------       ------------
                                                      (9,643,038)        (9,146,032)
                                                    ------------       ------------
                  Total partners' equity              (9,955,057)        (9,453,031)
                                                    ------------       ------------
Total liabilities and partners' equity              $ 32,619,843       $ 34,371,155
                                                    ============       ============



            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)



                                                    For the six months ended
                                                             June 30,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------
Service revenues                                  $ 8,608,485       $ 8,235,415

Expenses:
  Operating                                           789,168           713,494
  General and administrative (including
     $1,006,576 and $936,775 to affiliates
     in 1999 and 1998, respectively)                1,982,530         1,887,296
Programming                                         2,330,334         2,165,744
Depreciation and amortization                       2,278,039         2,612,599
                                                  -----------       -----------
                                                    7,380,071         7,379,133
                                                  -----------       -----------

Income from operations                              1,228,414           856,282

Other income (expense):
   Interest expense                                (1,755,118)       (1,785,953)
   Interest income                                     17,308             8,189
   Other income (expense)                                  --                --
   Gain (loss) on disposal of assets                    7,370           (70,741)
                                                  -----------       -----------
                                                   (1,730,440)       (1,848,505)
                                                  -----------       -----------


Net loss                                          $  (502,026)         (992,223)
                                                  ===========       ===========


Allocation of net loss:

   General Partners                               $    (5,020)      $    (9,922)
                                                  ===========       ===========


   Limited Partners                               $  (497,006)      $  (982,301)
                                                  ===========       ===========


Net loss per limited partnership unit:
 (49,656 units)                                   $       (10)      $       (20)
                                                  ===========       ===========


Net loss per $1,000 investment                    $       (20)      $       (40)
                                                  ===========       ===========



          The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                    For the three months ended June 30,
                                                    -----------------------------------
                                                       1999                    1998
                                                    -----------             -----------
Service revenues                                    $ 4,337,541             $ 4,152,140

Expenses:
  Operating                                             390,003                 365,968
  General and administrative (including
     $499,585 and $453,150 to affiliates
     in 1999 and 1998, respectively)                  1,018,804                 959,967
Programming                                           1,175,689               1,057,605
Depreciation and amortization                         1,061,496               1,308,204

                                                    -----------             -----------
                                                      3,645,992               3,691,744
                                                    -----------             -----------

Income from operations                                  691,549                 460,396

Other income (expense):
   Interest expense                                    (955,320)               (883,322)
   Interest income                                        7,486                   7,235
   Other income (expense)                                     -                       -
   Gain (loss) on sale of assets                          7,370                 (70,741)
                                                    -----------             -----------
                                                       (940,464)               (946,828)
                                                    -----------             -----------


Net loss                                            $  (248,915)            $  (486,432)
                                                    ===========             ===========


Allocation of net loss:

   General Partners                                 $    (2,489)            $    (4,864)
                                                    ===========             ===========


   Limited Partners                                 $  (246,426)            $  (481,568)
                                                    ===========             ===========


Net loss per limited partnership unit:
 (49,656 units)                                     $        (5)            $       (10)
                                                    ===========             ===========


Net loss per $1,000 investment                      $       (10)            $       (20)
                                                    ===========             ===========


The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)



                                                           For the six months ended
                                                                   June 30,
                                                         -----------------------------
                                                             1999              1998
                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $  (502,026)      $  (992,223)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                           2,278,040         2,612,599
   Gain (loss) on disposal of assets                          (7,370)           70,741
   (Increase) decrease in operating assets:
     Accounts receivable                                     309,520           417,303
     Prepaid expenses                                         35,266           (42,446)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                  (329,774)          689,829
     Due to managing general partner and affiliates         (130,191)           13,896
     Converter deposits                                        2,371             2,705
     Subscriber prepayments                                 (155,836)         (455,955)
                                                         -----------       -----------
Net cash from operating activities                         1,500,000         2,316,449
                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                   (1,353,934)         (792,756)
Proceeds from sale of assets                                  19,980            (4,924)
Increase in intangibles                                       (5,000)            1,000
                                                         -----------       -----------
Net cash used in investing activities                     (1,338,954)         (796,680)
                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net                --           190,000
Principal payments on borrowings                            (635,856)         (252,828)
Distributions to partners                                         --                --
Loan fees and other costs incurred                                --                --
Repurchase of limited partner interest                            --                --

                                                         -----------       -----------
Net cash used in financing activities                       (635,856)          (62,828)
                                                         -----------       -----------

INCREASE (DECREASE) IN CASH                                 (474,810)        1,456,941

CASH, beginning of period                                  1,476,227           586,000

                                                         -----------       -----------
CASH, end of period                                      $ 1,001,417       $ 2,042,941
                                                         ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest              $ 1,759,774       $ 1,348,571
                                                         ===========       ===========



            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS



(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1999 and December 31, 1998, its Statements of Operations for the six and three months ended June 30, 1999 and 1998, and its Statements of Cash Flows for the six months ended June 30, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues totaled $4,337,541 for the three months ended June 30, 1999 representing an increase of approximately 4% over the same period in 1999. Of these revenues, $3,110,235 (72%) was derived from basic service charges, $361,374 (8%) from premium services, $334,779 (8%) from tier services, $95,816 (2%) from installation charges, $99,617 (2%) from service maintenance contracts, $199,725 (5%) from advertising and $135,995 (3%) from other sources. The growth in revenue is attributable to rate increases implemented in the Partnership's systems and a 4% increase in the number of tier subscribers.

As of June 30, 1999, the Partnership's systems served approximately 39,900 basic subscribers, 16,300 premium subscribers and 13,300 tier subscribers.

Operating expenses totaled $390,003 for the three months ended June 30, 1999, representing an increase of approximately 7% over the same period in 1998. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; (ii) the addition of technical and regional personnel; and (iii) increases to pole, duct and site rental costs.

General and administrative expenses totaled $1,018,804 for the three months ended June 30, 1999, representing an increase of approximately 6% over the same period in 1998. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; and (ii) increases in revenue based expenses such as management, copyright and franchise fees due to increased revenue as noted previously.

Programming expenses totaled $1,034,578 for the three months ended June 30, 1999, representing an increase of approximately 11% over the same period in 1998. This increase is primarily attributable to: (i) higher programming costs resulting from rate increases charged by various program suppliers; and (ii) higher advertising agency fee expenses resulting from increases in advertising revenues.

Depreciation and amortization expense for the three months ended June 30, 1999 decreased approximately 13% over the same period in 1998. Such decrease was the result of certain assets becoming fully depreciated and amortized in 1998.

Interest expense for the three months ended June 30, 1999 did not significantly change compared to the same period in 1998. The Partnership's average bank debt outstanding decreased from $41,449,736 in the second quarter of 1998 to $40,740,961 in the second quarter of 1999, and the Partnership's effective interest rate increased from 8.52% during the second quarter of 1998 to 8.63% during the second quarter of 1999.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and borrowing capacity under the Partnership's existing revolving credit facility. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.50 to 1.00 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1.00. As of June 30, 1999 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $40,225,000. Certain fixed rate agreements in place as of March 31, 1999 expired during the second quarter of 1999, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $19,875,000 fixed at 8.635% under the terms of a self amortizing interest rate swap agreement with the Partnership's lender expiring December 29, 2000; $9,000,000 fixed at 8.315% under the terms of an interest rate swap agreement with the Partnership's lender expiring June 15, 2000; $6,000,000 fixed at 8.335% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; $4,100,000 fixed at 8.335% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; and $1,000,000 at a Libor based rate of 7.519% expiring September 15, 1999. The balance of $250,000 bears interest at prime plus 1.25% (currently 9.25%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the second quarter of 1999, the Partnership incurred approximately $862,000 in capital expenditures, including the continuation of an upgrade of the distribution plant to 400 MHz in the Camano, WA system; the initial construction phase of a fiber optic backbone in the Sandersville, GA system; the ongoing upgrade of the distribution plant to 450 MHz in the Bay City, TX system; the continuation of an upgrade of the distribution plant to 550 MHz in the Toccoa, GA system; as well as various line extensions and vehicle replacements in all of the systems.

Planned expenditures for the balance of 1999 include the continuation of upgrading the distribution plant to 400 MHz in the Camano, WA system; continuation of construction of a fiber optic backbone in the Sandersville, GA system; continuation of an upgrade of the distribution plant to 450 MHz in the Bay City, TX system; continuation of the upgrade of the Toccoa, GA system to 550 MHz; and various line extensions in all of the systems.

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

(b) No reports on Form 8-K have been filed during the quarter ended
    June 30, 1999.

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



              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                        Managing General Partner



Dated: August 11, 1999             BY:  /s/ RICHARD I. CLARK
                                ---------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated: August 11, 1999              BY:  /s/ GARY S. JONES
                                ---------------------------------
                                      Gary S. Jones
                                      (Vice President)

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



              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                        Managing General Partner



Dated: _________________    BY:
                                ---------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated: _________________    BY:
                                ---------------------------------
                                      Gary S. Jones
                                      (Vice President)