Form 10-Q
period 1999-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1999-11-12
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ___________

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
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                 September 30,   December 31,
                                                     1999            1998
                                                 ------------    ------------
                                     ASSETS

Cash                                             $    605,540    $  1,476,227
Accounts receivable                                   169,325         428,526
Prepaid expenses                                      138,150         105,118
Property and equipment, net of accumulated
  depreciation of $16,796,000 and $15,279,030,
  respectively                                     14,772,358      14,284,696
Intangible assets, net of accumulated
  amortization of $8,352,736 and $6,552,976,
  respectively                                     16,281,828      18,076,588

                                                 ------------    ------------
Total assets                                     $ 31,967,201    $ 34,371,155
                                                 ============    ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses            $  1,340,771    $  1,691,205
Due to managing general partner and affiliates         38,117         237,048
Converter deposits                                     37,295          35,304
Subscriber prepayments                                483,129         643,184
Notes payable                                      40,262,721      41,217,445

                                                 ------------    ------------
                  Total liabilities                42,162,033      43,824,186
                                                 ------------    ------------

Partners' equity:
 General Partners:
   Contributed capital, net                           (25,367)        (25,367)
   Accumulated deficit                               (289,050)       (281,632)

                                                 ------------    ------------
                                                     (314,417)       (306,999)
                                                 ------------    ------------

 Limited Partners:
   Contributed capital, net                        18,735,576      18,735,576
   Accumulated deficit                            (28,615,991)    (27,881,608)

                                                 ------------    ------------
                                                   (9,880,415)     (9,146,032)
                                                 ------------    ------------


                  Total partners' equity          (10,194,832)     (9,453,031)
                                                 ------------    ------------


Total liabilities and partners' equity           $ 31,967,201    $ 34,371,155
                                                 ============    ============


The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                          For the nine months ended September 30,
                                          ---------------------------------------
                                                   1999            1998
                                               ------------    ------------
Service revenues                               $ 13,067,750    $ 12,543,646

Expenses:
  Operating                                       1,187,823       1,093,338
  General and administrative (including
     $1,506,372 and $1,422,096 to affiliates
     in 1999 and 1998, respectively)              3,027,338       2,918,270
Programming                                       3,522,302       3,322,807
Depreciation and amortization                     3,265,235       3,808,483

                                               ------------    ------------
                                                 11,002,698      11,142,898
                                               ------------    ------------

Income from operations                            2,065,052       1,400,748

Other income (expense):
   Interest expense                              (2,751,581)     (2,804,839)
   Interest income                                   23,149          21,293
   Other income (expense)                                --          (2,240)
   Gain (loss) on disposal of assets                (78,422)        (70,741)
                                               ------------    ------------
                                                 (2,806,854)     (2,856,527)
                                               ------------    ------------


Net loss                                       $   (741,802)     (1,455,779)
                                               ============    ============


Allocation of net loss:

   General Partners                            $     (7,418)   $    (14,558)
                                               ============    ============


   Limited Partners                            $   (734,384)   $ (1,441,221)
                                               ============    ============


Net loss per limited partnership unit:
 (49,656 units)                                $        (15)   $        (29)
                                               ============    ============


Net loss per $1,000 investment                 $        (30)   $        (58)
                                               ============    ============




The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                       For the three months ended September 30,
                                       ----------------------------------------
                                                1999           1998
                                            -----------     -----------
Service revenues                            $ 4,459,266     $ 4,308,231

Expenses:
  Operating                                     398,655         379,844
  General and administrative (including
     $499,796 and $485,321 to affiliates
     in 1999 and 1998, respectively)          1,044,808       1,030,973
Programming                                   1,191,968       1,157,063
Depreciation and amortization                 1,063,030       1,271,719

                                            -----------     -----------
                                              3,698,461       3,839,599
                                            -----------     -----------

Income from operations                          760,805         468,632

Other income (expense):
   Interest expense                            (920,629)       (943,052)
   Interest income                                5,840          13,104
   Other income (expense)                            --              --
   Gain (loss) on sale of assets                (85,792)         (2,240)
                                            -----------     -----------
                                             (1,000,581)       (932,188)
                                            -----------     -----------


Net loss                                    $  (239,776)    $  (463,556)
                                            ===========     ===========


Allocation of net loss:

   General Partners                         $    (2,398)    $    (4,636)
                                            ===========     ===========


   Limited Partners                         $  (237,378)    $  (458,920)
                                            ===========     ===========


Net loss per limited partnership unit:
 (49,656 units)                             $        (5)    $        (9)
                                            ===========     ===========


Net loss per $1,000 investment              $       (10)    $       (18)
                                            ===========     ===========






The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)



                                                 For the nine months ended September 30,
                                                 ---------------------------------------
                                                          1999             1998
                                                       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $  (741,802)    $(1,455,779)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                         3,378,987       3,808,483
   Loss on disposal of assets                               78,422          70,741
   (Increase) decrease in operating assets:
     Accounts receivable                                   259,201         417,303
     Prepaid expenses                                      (33,032)        (42,446)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                (350,434)        689,829
     Due to managing general partner and affiliates       (198,931)         13,896
     Converter deposits                                      1,991           2,705
     Subscriber prepayments                               (160,055)       (455,955)

                                                       -----------     -----------
Net cash from operating activities                       2,234,347       3,048,777
                                                       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                 (2,173,091)       (792,756)
Proceeds from sale of assets                                27,780          (4,924)
Increase in intangibles                                     (5,000)          1,000
                                                       -----------     -----------
Net cash used in investing activities                   (2,150,311)       (796,680)
                                                       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net              --         190,000
Principal payments on borrowings                          (954,723)       (252,828)
Distributions to partners                                       --              --
Loan fees and other costs incurred                              --              --
Repurchase of limited partner interest                          --              --

                                                       -----------     -----------
Net cash used in financing activities                     (954,723)        (62,828)
                                                       -----------     -----------

(DECREASE) INCREASE IN CASH                               (870,687)      2,189,269

CASH, beginning of period                                1,476,227         586,000


                                                       -----------     -----------
CASH, end of period                                    $   605,540     $ 2,775,269
                                                       ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest            $ 2,642,352     $ 2,262,277
                                                       ===========     ===========



The accompanying notes to unaudited financial statements are an integral part of these statements

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1999 and December 31, 1998, its Statements of Operations for nine and three months ended September 30, 1999 and 1998, and its Statements of Cash Flows for the nine months ended September 30, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Nine Months Ended September 30, 1999 and 1998

Revenues totaled $13,067,750 for the nine months ended September 30, 1999 representing an increase of approximately 4% over the same period in 1998. Of these revenues, $9,337,567 (72%) was derived from basic service charges, $1,081,463 (8%) from premium services, $1,018,904 (8%) from tier services, $292,272 (2%) from installation charges, $295,221 (2%) from service maintenance contracts, $620,011 (5%) from advertising and $422,312 (3%) from other sources. The growth in revenue is attributable to rate increases implemented in the Partnership's systems and a 6% increase in the number of tier subscribers.

As of September 30, 1999, the Partnership's systems served approximately 39,600 basic subscribers, 15,900 premium subscribers and 13,600 tier subscribers.

Operating expenses totaled $1,187,823 for the nine months ended September 30, 1999, representing an increase of approximately 9% over the same period in 1998. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; and (ii) increases to pole, duct and site rental costs.

General and administrative expenses totaled $3,027,338 for the nine months ended September 30, 1999, representing an increase of approximately 4% over the same period in 1998. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; and (ii) increases in revenue based expenses such as management and franchise fees due to increased revenue as noted previously.

Programming expenses totaled $3,522,302 for the nine months ended September 30, 1999, representing an increase of approximately 6% over the same period in 1998. This increase is primarily attributable to: (i) higher programming costs resulting from rate increases charged by various program suppliers; and (ii) higher advertising sales commissions and agency fee expenses resulting from increases in advertising revenues.

Depreciation and amortization expense for the nine months ended September 30, 1999 decreased approximately 14% over the same period in 1998. Such decrease was the result of certain assets becoming fully depreciated and amortized in 1998.

Interest expense for the nine months ended September 30, 1999 decreased approximately 2% over the same period in 1998. The Partnership's average bank debt outstanding decreased from $41,466,757 during the first nine months of 1998 to $40,740,083 during the first nine months of 1999.

Three Months Ended September 30, 1999 and 1998

Revenues totaled $4,459,266 for the three months ended September 30, 1999 representing an increase of approximately 4% over the same period in 1999. Of these revenues, $3,167,577 (72%) was derived from basic service charges, $358,641 (8%) from premium services, $357,404 (8%) from tier services, $97,114 (2%) from installation charges, $100,163 (2%) from service maintenance contracts, $236,192 (5%) from advertising and $142,175 (3%) from other sources. The growth in revenue is attributable to rate increases implemented in the Partnership's systems during 1999.

Operating expenses totaled $398,655 for the three months ended September 30, 1999, representing an increase of approximately 5% over the same period in 1998. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; and (ii) increases to pole, duct and site rental costs.

General and administrative expenses totaled $1,044,808 for the three months ended September 30, 1999, representing an increase of approximately 1% over the same period in 1998. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; and (ii) increases in revenue based expenses such as management and franchise fees, offset by a one time adjustment to copyright fees.

Programming expenses totaled $1,191,968 for the three months ended September 30, 1999, representing an increase of approximately 3% over the same period in 1998. This increase is primarily attributable to higher programming costs resulting from rate increases charged by various program suppliers

Depreciation and amortization expense for the three months ended September 30, 1999 decreased approximately 22% over the same period in 1998. Such decrease was the result of certain assets becoming fully depreciated and amortized in 1998.

Interest expense for the three months ended September 30, 1999 decreased approximately 2% over the same period in 1998. The Partnership's average bank debt outstanding decreased from $41,415,343 in the third quarter of 1998 to $40,422,155 in the third quarter of 1999.


Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and borrowing capacity under the Partnership's existing revolving credit facility. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.50 to 1.00 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1.00. As of September 30, 1999 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $39,912,500. Certain fixed rate agreements in place as of June 30, 1999 expired during the third quarter of 1999, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $19,562,500 fixed at 8.635% under the terms of a self amortizing interest rate swap agreement with the Partnership's lender expiring December 29, 2000; $9,000,000 fixed at 8.315% under the terms of an interest rate swap agreement with the Partnership's lender expiring June 15, 2000; $6,000,000 fixed at 8.335% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; $4,100,000 fixed at 8.335% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; and $1,000,000 at a Libor based rate of 7.885% expiring December 15, 1999. The balance of $250,000 bears interest at prime plus 1.25% (currently 9.50%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 1999, the Partnership incurred approximately $819,000 in capital expenditures, including the continuation of an upgrade of the distribution plant to 400 MHz in the Camano, WA system; the initial construction phase of a fiber optic backbone in the Sandersville, GA system; the ongoing upgrade of the distribution plant to 450 MHz in the Bay City, TX system; the continuation of an upgrade of the distribution plant to 550 MHz in the Toccoa, GA system; as well as various line extensions and vehicle replacements in all of the systems.

Planned expenditures for the balance of 1999 include the continuation of an upgrade of the distribution plant to 400 MHz in the Camano, WA system; continuation of an upgrade of the distribution plant to 450 MHz in the Bay City, TX system; continuation of the upgrade of the Toccoa, GA system to 550 MHz; and various line extensions in all of the systems.

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

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

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

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                       BY:  Northland Communications Corporation,
                            Managing General Partner



Dated:                      BY:  /s/ RICHARD I. CLARK
                                     ---------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:                      BY:  /s/ GARY S. JONES
                                     ---------------------------
                                     Gary S. Jones
                                     (Vice President)

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

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                      BY:  Northland Communications Corporation,
                           Managing General Partner



Dated:                  BY:
                           ------------------------------
                               Richard I. Clark
                               (Vice President/Treasurer)



Dated:                  BY:
                           ------------------------------
                               Gary S. Jones
                               (Vice President)