Form 10-K
period 1999-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2000-03-30
CIK 813658

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

                   For the fiscal year ended DECEMBER 31, 1999

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

                                     PART I

ITEM 1. BUSINESS

   Northland Cable Properties Seven Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners (the "General Partners") and approximately 2,899 limited partners as of December 31, 1999. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner"). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the "Administrative General Partner").

   Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for cable television systems owned by 4 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems and is the majority member and manager of Northland Cable Ventures LLC("NCV"). Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries of NTC include:

   NORTHLAND CABLE TELEVISION, INC. - formed in October 1985 and principally involved in the direct ownership of cable television systems. Sole shareholder of Northland Cable News, Inc.

        NORTHLAND CABLE NEWS, INC. - formed in May 1994 and principally involved in the production and development of local news, sports and informational programming for the Partnership and other Northland affiliates.

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

   The Partnership was formed on April 17, 1987 and began operations in 1987. As of December 31, 1999, the total number of basic subscribers served by the Systems was 39,468, and the Partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 66%.

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

   Brenham, TX: Brenham, Texas, with a population of approximately 12,000 is strategically located about midway between Houston and Austin. The population has grown steadily over the last 15 years at a rate of two and one-half percent per year. The city of Brenham serves as a hub for commerce, trade and services to the surrounding counties of Burleson, Waller, Lee, Fayette, Austin, Colorado and Grimes. Brenham's proximity to Houston makes it a gateway through which international trade and commerce proceed to Austin, San Antonio and other western cities. A main line of the Santa Fe Railway also services the city. Certain information regarding the Brenham, TX system as of December 31, 1999, is as follows:

          Basic Subscribers                                  4,259
          Tier Subscribers                                   1,593
          Premium Subscribers                                1,572
          Estimated Homes Passed                             5,660

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

   There is an abundance of recreational and sporting activities in the Bay City area, including freshwater and deep-sea fishing. The Gulf of Mexico, Matagorda Beach, the Colorado River, bays and bayous combine to meet the recreational needs of both tourists and residents. Certain information regarding the Bay City, TX system as of December 31, 1999, is as follows:

          Basic Subscribers                                 5,597
          Tier Subscribers                                  2,587
          Premium Subscribers                               1,722
          Estimated Homes Passed                            8,685

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

   Camano Island is currently experiencing growth at a rate of 200 to 250 new homes per year. The island is primarily residential with neighborhood grocery stores, service stations, restaurants and other incidental services. The neighboring mainland community of Stanwood provides the area with an education system, additional shopping and medical services. Many employed residents of Camano Island work in the neighboring cities of Everett (an industrial center), Stanwood and Mount Vernon (mainly agricultural), while many have chosen Camano Island as a retirement residence. Certain information regarding the Camano Island, WA system as of December 31, 1999, is as follows:

          Basic Subscribers                                 7,244
          Tier Subscribers                                  3,857
          Premium Subscribers                               2,988
          Estimated Homes Passed                            9,890

   Sequim, WA: Clallam County's population is approximately 63,600, with approximately 18,500 residing in the city of Port Angeles, WA, the county seat. Sequim is located approximately 15 miles east of Port Angeles. The county's work force is concentrated in the lumber/wood products, logging, tourism, aerospace/aviation, fishing and education industries. Some of the most productive forest land in the United States is located on the Olympic Peninsula, and timber has been the traditional mainstay of Clallam County's economy. A natural deep-water harbor and relative proximity to the Far East have encouraged international trade development for the county's products. The Olympic National Park, ferry access to Victoria, British Columbia, Canada, sport fishing, and other scenic and recreational attractions bring a steady stream of tourists through Clallam County. Certain information regarding the Sequim, WA system as of December 31, 1999, is as follows

          Basic Subscribers                                  5,690
          Tier Subscribers                                   3,262
          Premium Subscribers                                  730
          Estimated Homes Passed                             7,180

   Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 12,000, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 1999, is as follows:

          Basic Subscribers                                   5,810
          Tier Subscribers                                    1,498
          Premium Subscribers                                 3,077
          Estimated Homes Passed                             12,585

   Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 1999, is as follows:

          Basic Subscribers                                  3,388
          Tier Subscribers                                     829
          Premium Subscribers                                2,545
          Estimated Homes Passed                             4,720

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

Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 1999, is as follows:

          Basic Subscribers                                    7,480
          Super Basic Subscribers                              1,644
          Premium Subscribers                                  3,243
          Estimated Homes Passed                              11,530

   The Partnership had 68 employees as of December 31, 1999. Management of these systems is handled through offices located in the towns of Brenham and Bay City, Texas, as well as Vidalia, Sandersville, Toccoa and Royston, Georgia. The Sequim and Camano systems share the costs of offices maintained by affiliates of the Partnership pursuant to the terms of operating management agreements. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

   Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into three categories: basic subscribers, tier subscribers and premium subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Tier subscribers" are households that subscribe to an additional level of programming service, the content of which varies from system to system. "Premium subscribers" are households that subscribe to one or more "pay channels" in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, Disney, The Movie Channel, Starz and Encore.


COMPETITION

   Cable television systems currently experience competition from several sources, including broadcast television, cable overbuilds, direct broadcast satellite services, private cable and multichannel multipoint distribution service systems. Cable television systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, home video cassette recorders, internet data delivery and internet video delivery. The following provides a summary description of these sources of competition.

BROADCAST TELEVISION

   Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of this competition is dependent in part upon the quality and quantity of signals available by antenna reception as compared to the services provided by the local cable system. Accordingly, cable operators find it less difficult to obtain higher penetration rates in rural areas (where signals available off-air are limited) than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems. The recent licensing of digital spectrum by the FCC will provide incumbent broadcast licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

OVERBUILDS

    Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area. This is known as an "overbuild." Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system such as headends, trunk lines and drops to individual subscribers homes throughout the franchise areas.

   Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction. See "Regulation and Legislation" below. It is therefore possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The Partnership cannot predict at this time the extent of telephone company competition that will emerge in areas served by the Partnership's cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership's systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

DIRECT BROADCAST SATELLITE SERVICE

    High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years and together now serve over 10 million customers nationwide. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Recent federal legislation reduced this competitive disadvantage. Nevertheless, technological limitations still affect DBS companies, and it is expected that DBS companies will offer local broadcast programming only in the top 50 to 100 U.S. markets for the foreseeable future. The same legislation reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. In addition to emerging high-powered DBS competition, cable television systems face competition from several low-powered providers, whose service requires use of much larger home satellite dishes. The availability of DBS equipment at reasonable prices, and the relative attractiveness of the programming options offered by the cable television industry and direct broadcast satellite competitors will impact the ability of providers of DBS service providers to compete successfully with the cable television industry.

PRIVATE CABLE

   Additional competition is provided by private cable television systems, known as satellite master antenna television, serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of these private complexes. Operators of private cable, which do not cross public rights of way, are free from the federal, state and local regulatory requirements imposed on franchised cable television operators.

MULTICHANNEL MULTIPOINT DISTRIBUTION SERVICE SYSTEMS

   Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service systems, commonly called wireless cable, which are licensed to serve specific areas. Multichannel, multipoint distribution service systems use low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. This industry is less capital intensive than the cable television industry, and it is therefore more practical to construct systems using this technology in areas of lower subscriber penetration.

REGULATION AND LEGISLATION

   SUMMARY

   The following summary addresses the key regulatory developments and legislation affecting the cable television industry. Other existing federal legislation and regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Partnership can be predicted at this time.

   The Partnership expects to adapt its business to adjust to the changes that may be required under any scenario of regulation. At this time, the Partnership cannot assess the effects, if any, that present regulation may have on the Partnership's operations and potential appreciation of its Systems. There can be no assurance that the final form of regulation will not have a material adverse impact on the Partnership's operations.

   The operation of a cable system is extensively regulated by the FCC, some state governments and most local governments. The 1996 Telecommunications Act has altered the regulatory structure governing the nation's communications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation and encourages additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

   The 1996 Telecommunications Act requires the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations.

CABLE RATE REGULATION

   The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

   Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

   As of December 31, 1999, approximately 4% of the Partnership's local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

   The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of packaged, non-"premium", programming services typically containing satellite-delivered programming.

   The 1996 Telecom Act, however, provides special rate relief for small cable operators. For franchising units with less than 50,000 subscribers and owned by an operator with less than one percent of the nation's cable subscribers (i.e., approximately 600,000 subscribers) that is not affiliated with any entities with aggregate annual gross revenue exceeding $250 million, cable programming service tier rate regulation was automatically eliminated. All of the Partnership's systems qualify for this cable programming service tier deregulation. The elimination of cable programming service tier regulation, which is the rate regulation of a particular level of packaged programming services, typically referring to the expanded basic level of services, in a prospective basis affords the Partnership substantially greater pricing flexibility.

   Under the rate regulations of the FCC, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit. In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. All of the Partnership's systems are eligible for these simplified cost-of-service rules, and have calculated rates generally in accordance with those rules. To the extent the Partnership's systems remain rate regulated on the basic service tier, this regulatory option affords the Partnership significant regulatory options.

   The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in 2002.

   Regulation by the FCC of cable programming service tier rates for all systems, regardless of size, became sunset pursuant to the 1996 Telecom Act on March 31, 1999. Certain legislators, however, have called for new rate regulations if unregulated cost rates increase dramatically. Should this occur, all rate deregulation including that applicable to small operators like the Partnership could be jeopardized. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

CABLE ENTRY INTO TELECOMMUNICATIONS

   The 1996 Telecom Act creates a more favorable environment for the Partnership to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access.

   Cable entry into telecommunications will be affected by the regulatory landscape now being developed by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers, including cable operators, is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. However, most of that decision was reversed by the U.S. Supreme Court in January 1999. The Supreme Court effectively upheld most of the FCC interconnection regulations. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the FCC can mandate that incumbent carriers make available to competitors, remain subject to administrative and judicial appeal. If the FCC's current list of unbundled network elements is upheld on appeal, it could facilitate the provision of telecommunications services by new entrants, including the Partnership.

INTERNET SERVICE

   There is at present no significant federal regulation of cable system delivery of Internet services. Furthermore, the FCC recently issued several reports finding no immediate need to impose this type of regulation. However, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers also are attempting to use existing commercial leased access rules (originally designed for video programming) to gain access to cable system delivery. A petition on this issue is now pending before the FCC. Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon recently upheld the legal ability of local franchising authority to impose these type of conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held, and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate any plans the Partnership may have or develop for providing Internet service.

TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

   The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers, including the regional telephone companies, can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers currently are providing video programming services within their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission.

   Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC's open video system rules, including its preemption of local franchising. The FCC recently revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to local and state authorities. It is unclear what effect this ruling will have on entities pursuing open video system operation.

   Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Co-located cable systems are cable systems serving an overlapping territory. Cable operator buyouts of co-located local exchange carrier systems and joint ventures between cable operators and local exchange carriers in the same market also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

   The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

ADDITIONAL OWNERSHIP RESTRICTIONS

   The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecommunications Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television and multichannel multipoint distribution service facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate satellite master antenna television systems within their franchise area, provided that their operation is consistent with local cable franchise requirements.

   Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Although the 1992 Cable Act also precluded any cable operator from serving more than 30% of all U.S. domestic cable subscribers, this provision has been stayed pending further judicial review and FCC rulemaking.

MUST CARRY/RETRANSMISSION CONSENT

   The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between a "must carry" status or a "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on the Partnership's business.

   To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Partnership, although these provisions may affect the operations of the Partnership in the future, depending on factors, such as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when these arrangements are renegotiated. As of the date of this filing, retransmission consent agreements are pending with certain broadcasters affecting systems serving 20,804 basic subscribers. Although the Partnership expects to reach agreement with the broadcasters, no assurances can be given that such agreements can be obtained or that they will not result in increased operating costs to the Partnership.


   The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new internet and telecommunication offerings. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry.

ACCESS CHANNELS

   Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. The Partnership believes that requests for commercial leased access carriages have been relatively limited. A new request has been forwarded to the FCC, however, requesting that unaffiliated Internet service providers be found eligible for commercial leased access. Although the Partnership does not believe this use is in accord with the governing statute, a contrary ruling could lead to substantial leased activity by Internet service providers and disrupt the Partnership's plans for Internet service.

ACCESS TO PROGRAMMING

   To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires these programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially delivered programming to the program access requirements. Terrestrially delivered programming is programming delivered other than by satellite. These changes should not have a dramatic impact on the Partnership, but would limit potential competitive advantages the Partnership enjoys.

INSIDE WIRING; SUBSCRIBER ACCESS

   In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This ruling by the FCC may limit the extent to which the Partnership along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for the Partnership to provide service in multiple dwelling unit complexes.

OTHER REGULATIONS OF THE FEDERAL COMMUNICATIONS COMMISSION

   In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as:

   -  equal employment opportunity,

   -  subscriber privacy,

   -  programming practices, including, among other things,

      - syndicated program exclusivity

      - network program nonduplication,

      - local sports blackouts,

      - indecent programming,

      - lottery programming,

      - political programming,

      - sponsorship identification,

      - children's programming advertisements, and

      - closed captioning,

   -  registration of cable systems and facilities licensing,

   -  maintenance of various records and public inspection files,

   -  aeronautical frequency usage,

   -  lockbox availability,

   -  antenna structure notification,

   -  tower marking and lighting,

   -  consumer protection and customer service standards,

   -  technical standards,

   -  consumer electronics equipment compatibility, and

   -  emergency alert systems.

   The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

   The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

COPYRIGHT

   Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

   Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers (ASCAP) and BroadcastMusic, Inc. (BMI). The cable industry has had a long series of negotiations and adjudications with both organizations. A prior voluntarily negotiated settlement with BMI has now expired, and is subject to further proceedings. The governing rate court recently set retroactive and prospective cable industry rates for ASCAP music based on the previously negotiated BMI rate. Although the Partnership cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees that they may be required to pay for past and future use of association-controlled music, the Partnership does not believe these license fees will be significant to their business and operations.

STATE AND LOCAL REGULATION

   Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

   The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

   Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

   Under the 1996 Telecom Act, cable operators are not required to obtain franchises for the provision of telecommunications services, and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of these services. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services.

ITEM 2.   PROPERTIES

   The Partnership's cable television systems are located in and around Brenham and Bay City, Texas; Camano Island, Sequim, Stanwood, and Bayview, Washington, and Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership's cable plant passed approximately 60,250 homes as of December 31, 1999. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3.   LEGAL PROCEEDINGS

   None.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) There is no established public trading market for the Partnership's units of limited partnership interest.

   (b) The approximate number of equity holders as of December 31, 1999, is as follows:

          Limited Partners:                          2,899

          General Partners:                              2

   (c) During 1999, the Partnership did not make cash distributions to the limited partners or to the General Partners. The limited partners have received in the aggregate in the form of cash distributions $3,108,554 on total initial contributions of $24,893,000 as of December 31, 1999. As of December 31, 1999, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios, and compliance with financial covenants required by the Partnership's lender.

ITEM 6.   SELECTED FINANCIAL DATA

                                                         YEARS ENDED DECEMBER   31,
                           ------------------------------------------------------------------------------------
                               1999              1998              1997              1996              1995
                           ------------      ------------      ------------      ------------      ------------
SUMMARY OF OPERATIONS:

Revenue                    $ 17,605,125      $ 16,877,376      $ 13,573,985      $ 11,310,000      $  8,526,053
Operating income              2,654,459         1,884,639           372,969            16,476            40,080
Loss on disposal of
  Assets                        (86,565)         (202,025)          (14,486)          (10,146)          (17,626)
Net loss                     (1,033,015)       (2,053,933)       (2,421,083)       (2,215,885)       (1,205,316)
Net loss per limited
  partner unit
  (weighted average)                (21)              (41)              (48)              (44)              (24)
Cumulative tax losses
  per limited partner
  unit                             (402)             (402)             (402)             (402)             (405)

                                                               DECEMBER 31,
                           ------------------------------------------------------------------------------------
                               1999              1998              1997              1996              1995
                           ------------      ------------      ------------      ------------      ------------
BALANCE SHEET DATA:

Total assets               $ 31,785,098      $ 34,424,298      $ 36,349,084      $ 28,151,750      $ 14,520,969
Notes payable                39,943,721        41,217,445        41,543,600        31,200,000        16,056,381
Total liabilities            42,281,578        43,877,329        43,784,182        33,129,765        17,149,665
General partners'
  Deficit                      (317,433)         (306,999)         (286,460)         (262,249)         (238,836)
Limited partners'
  (deficit)capital          (10,179,047)       (9,146,032)       (7,112,638)       (4,715,766)       (2,389,860)
Distributions per
  Limited partner unit                0                 0                 0                 3                10
Cumulative distribu-
  tions per limited
  partner unit                       63                63                63                63                60

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1999 AND 1998

   Total revenue reached $17,605,125 for the year ended December 31, 1999, representing an increase of approximately 4% over 1998. Of the 1999 revenue, $12,526,573 (72%) is derived from subscriptions to basic service, $1,431,127 (8%) from subscriptions to premium services, $1,382,357 (8%) from subscriptions to tier services, $371,280 (2%) from installation charges, $396,955 (2%) from service maintenance revenue, $926,625 (5%) from advertising revenue and $570,208 (3%) from other sources. The increase in revenues are primarily attributable to:
(i) rate increases implemented in the Partnership's systems during the year; and
(ii) revenue from the increase in penetration of new product tiers; and (iii) increases in ad sales revenue.

   The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                            1999         1998         1997         1996         1995
                          --------     --------     --------     --------     --------
Basic Rate                $  25.85     $  24.55     $  23.75     $  22.45     $  21.80
Tier Rate                     8.65         8.25         8.15         7.30         6.85
HBO Rate                     10.65        10.65        10.15        10.05        10.65
Cinemax Rate                  7.45         7.25         8.70         8.50         8.15
Showtime Rate                 8.60         8.10         8.50         8.00        10.20
Movie Channel Rate            7.25         7.00         7.50         7.45         9.25
Disney Rate                   7.25         6.50         7.50         7.20         7.50
Encore Rate                   1.50         1.50           --           --           --
Starz Rate                    7.00         7.00           --           --           --
Service Contract Rate         2.20         2.35         2.60         3.05         2.85

   Operating expenses totaled $1,598,931 for the year ended December 31, 1999, representing an increase of approximately 6% over 1998. This increase is primarily attributable to salary and benefit costs which are a major component of operating expenses. Employee wages are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects the trend of increases in operating expenses to continue.

   General and administrative expenses totaled $4,134,554 for the year ended December 31, 1999, representing an increase of approximately 4% over 1998. This increase is mainly due to increases in salary and benefit costs, and increases in revenue based expenses, such as franchise fees and management fees. Significant administrative expenses are based on Partnership revenues (franchise fees, copyright fees and management fees). Therefore, as the Partnership's revenues increase, the trend of increased administrative expenses is expected to continue.

   Programming expenses totaled $4,706,054 for the year ended December 31, 1999, representing an increase of approximately 6% over 1998. This increase is primarily due to higher costs charged by various program suppliers, as well as the addition of new channels. Programming expenses mainly consist of payments made to suppliers of various cable programming services. As these costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. Moreover, rate increases from program suppliers, as well as fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

   Depreciation and amortization expense decreased approximately 11% as compared to 1998. This is due to assets that became fully depreciated and amortized during the year offset by depreciation and amortization on recent purchases of plant and equipment.

   Interest expense for the year ended December 31, 1999 decreased approximately 3% as compared to 1998. The Partnership's average bank debt balance decreased from approximately $41,380,523 during 1998 to $40,580,583 during 1999. The Partnership's effective interest rate during 1999 was approximately 8.24% as compared to a rate of approximately 8.39% during 1998.

   The operating losses incurred by the Partnership are historically a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income, which has increased in each year in the three year period ending December 31, 1999. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership's assets are fully depreciated.

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

LIQUIDITY AND CAPITAL RESOURCES

   During 1999, the Partnership's primary source of liquidity was cash flow from operations and credit available under the bank loan facility. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1999, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures and debt service. Management's estimates for 2000 indicate that the cash generated from monthly subscriber billings and amounts available under its revolving credit facility are expected to be sufficient to meet the Partnership's working capital needs, as well as the debt service obligations of its bank loan.

   In December 1997 the Partnership amended its term loan agreement increasing its overall credit limit to $45,000,000 to finance the acquisition of the Toccoa and Royston systems. Terms of the credit agreement provide for a $37,000,000 term loan payable in graduating quarterly installments which began March 31, 1998, and a $8,000,000 revolving credit facility converting to a term loan on December 1, 2000 with graduating quarterly installments of principal. Both facilities mature June 30, 2006. As of December 31, 1999, $3,650,000 was available for borrowing by the Partnership on its revolving credit facility.

   At December 31, 1999, the Partnership's term loan balance was $39,600,000. As of the date of this filing, interest rates on the credit facility were as follows: $19,250,000 fixed at 8.385% under the terms of a self-amortizing interest rate swap agreement with the Partnership's lender expiring December 29, 2000; $9,000,000 interest rate swap agreement fixed at 8.065% expiring June 15, 2000; $6,000,000 interest rate swap agreement fixed at of 8.085% expiring March 12, 2001; $4,100,000 interest rate swap agreement fixed at 8.085% expiring March 12, 2001; $1,000,000 at a LIBOR based rate of 8.246% expiring March 15, 2000. The balance of $250,000 bears interest at the prime rate plus 1.00% (currently 9.50%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Partnership's overall leverage fluctuates.

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

   The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The notional amounts of these interest rate swaps are $38,350,000 at December 31, 1999. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership's case are interest rates. The use of derivatives does not have a significant effect on the Partnership's result of operations or its financial position.

                                               Expected Maturity Date
                             2000          2001          2002          2003          2004       Thereafter      Total
                          ----------    ----------    ----------    ----------    ----------    ----------    ----------
Liabilities
Debt Maturity              2,027,398     3,279,776     4,632,362     6,183,572     7,527,579    16,293,034    39,943,721
Debt Interest Payments     3,207,834     2,989,178     2,663,198     2,217,582     1,652,682     1,277,997    14,008,471
Average Interest Rate           8.24%         8.24%         8.24%         8.24%         8.24%         8.24%         8.24%

Interest Rate Swaps
  Variable to Fixed
  Notional Amount         17,750,000            --            --            --            --            --    17,750,000
  Average Pay Rate*             6.26%           --            --            --            --            --          6.26%
  Average Receive Rate*         5.28%           --            --            --            --            --          5.28%

  Notional Amount          9,000,000            --            --            --            --            --     9,000,000
  Average Pay Rate*             5.94%           --            --            --            --            --          5.94%
  Average Receive Rate*         5.22%           --            --            --            --            --          5.22%

  Notional Amount                 --     6,000,000            --            --            --            --     6,000,000
  Average Pay Rate*               --          5.96%           --            --            --            --          5.96%
  Average Receive Rate*           --          5.21%           --            --            --            --          5.00%

  Notional Amount                 --     4,100,000            --            --            --            --     4,100,000
  Average Pay Rate*               --          5.96%           --            --            --            --          5.96%
  Average Receive Rate*           --          5.21%           --            --            --            --          5.00%

   *plus an applicable margin, currently 2.125%

It is the Partnership's policy to renegotiate swap agreements on or near expiration.


   At December 31, 1999 the Partnership was required under the terms of its credit agreement to maintain certain financial ratios including a Total Debt to Annualized Cash Flow Ratio of 5.00 to 1 and an Annualized Cash Flow to Pro Forma Debt Service Ratio of 1.20 to 1, among other covenants. The Partnership was in compliance with its required covenants at December 31, 1999.

CAPITAL EXPENDITURES

   During 1999, the Partnership incurred approximately $3,000,000 in capital expenditures. These expenditures included the continuation of an upgrade of the distribution plant to 550 MHz in the Toccoa, GA system; the second and third phases of an upgrade of the distribution plant to 400 MHz in the Camano, WA system; the initial construction phase of a fiber optic backbone in the Sandersville, GA system; the continuation of an upgrade of the distribution plant to 450 MHz in the Bay City, TX system; as well as line extensions and vehicle replacements in various systems.

Management estimates that the Partnership will spend approximately $5,000,000 on capital expenditures during 2000. These expenditures include distribution plant upgrades, digital service launches, line extensions, channel additions, commercial insertion equipment and vehicle replacements in various systems. It is expected that cash flows from operations and approximately $2,650,000 in borrowings from the Partnership's revolving credit facility will be sufficient to fund planned capital expenditures.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The audited financial statements of the Partnership for the years ended December 31, 1999, 1998 and 1997 are included as a part of this filing (see Item 14(a)(1) below).

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

   JOHN S. WHETZELL (AGE 58). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 25 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

   JOHN E. IVERSON (AGE 63). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland P.L.L.C., Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 36 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

   RICHARD I. CLARK (AGE 42). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 21 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

   JAMES E. HANLON (AGE 66). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland and is currently responsible for the management of systems serving subscribers in Texas, Alabama and Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

   JAMES A. PENNEY (AGE 45). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson &

Cleveland P.L.L.C., Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

   GARY S. JONES (AGE 42). Mr. Jones serves as Chief Financial Officer and Vice President for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

   RICHARD J. DYSTE (AGE 54). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

   H. LEE JOHNSON (AGE 56). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 31 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

   R. GREGORY FERRER (AGE 44). Mr. Ferrer is a Vice President of Northland. He joined Northland in March 1984 as Assistant Controller and was promoted to Assistant treasurer in 1986. Mr. Ferrer became Vice President of Northland Communications Corporation in 1988 and in December of 1998, he was promoted to Vice President of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland's property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant with Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

   MATTHEW J. CRYAN (AGE 35). Mr. Cryan is Vice President - Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and program analysis. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

   Certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

   MILES Z. GORDON (AGE 53). Mr. Gordon is President of FNE and President and Chief Executive Officer of Financial Network Investment Corporation (FNIC), and has held those positions since 1983. From 1979 through April 1983 he was President of University Securities Corporation. In 1978, Mr. Gordon was engaged in the private practice of law, and from 1973 through 1978 he was employed by the Securities and Exchange commission. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors. He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association.

   JOHN S. SIMMERS (AGE 50). Mr. Simmers is Vice President, Secretary and Treasurer of FNE and Executive Vice President and Chief Operating Officer of FNIC and has held those positions since 1983. From June 1980 through April 1983 he was Executive Vice

President of University Securities Corporation, Vice President of University Capital Corporation, and Vice President of University Asset Management Group. From 1974 through May 1980 he was employed by the National Association of Securities Dealers.


ITEM 11.  EXECUTIVE COMPENSATION

   The Partnership does not have executive officers. However, compensation was paid to the General Partner during 1999 as indicated in Note 3 to the Notes to Financial Statements--December 31, 1999 (see Items 14(a)(1) and 13(a) below).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1999 is as follows:

                                                               AMOUNT AND NATURE
                             NAME AND ADDRESS                    OF BENEFICIAL           PERCENT OF
 TITLE OF CLASS             OF BENEFICIAL OWNER                    OWNERSHIP               CLASS
----------------          ----------------------             --------------------      -------------
  General Partner's       Northland Communications                (See Note A)          (See Note A)
      Interest            Corporation
                          1201 Third Avenue
                          Suite 3600
                          Seattle, Washington  98101

  General Partner's       FN Equities Joint Venture               (See Note B)          (See Note B)
        Interest          2780 Skypark Dr.
                          Suite 300
                          Torrance, California  90505

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

   See Note 3 of the Notes to Financial Statements--December 31, 1999 or disclosures regarding transactions with the General Partners and affiliates.

                        The following schedule summarizes these transactions:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                             1999           1998          1997
                                          ---------      ---------     ---------
Partnership management fees               $ 869,688      $ 835,838     $ 670,026
Operating expense reimbursements            877,597        853,979       722,821
Software installation and
 billing service fees to NCSC                69,620         79,141        62,514
Programming fees to NCN                     200,107        198,077       199,541
Reimbursements to CAC for
 services                                    93,808         66,734        80,806
Reimbursements to affiliates (net)          140,992        173,699        87,446
Amounts due (from) to General Partner
 and affiliates at year end                 (36,750)       237,048        58,553

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
                                                                                         PAGE
                                                                                     ------------
 (1)      FINANCIAL STATEMENTS:

          Report of Independent Public Accountants...................................     ____

          Balance Sheets--December 31, 1999 and 1998.................................     ____

          Statements of Operations for the years ended December 31, 1999,
             1998 and 1997...........................................................     ____

          Statements of Changes in Partners' Capital  (Deficit) for the years
             ended December 31, 1999, 1998 and 1997..................................     ____

          Statements of Cash Flows for the years ended December 31, 1999,
             1998 and 1997...........................................................     ____

          Notes to Financial Statements--December 31,  1999..........................     ____

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


                                      NORTHLAND CABLE PROPERTIES SEVEN LIMITED
                                      PARTNERSHIP

                                      By: NORTHLAND COMMUNICATIONS CORPORATION
                                               (Managing General Partner)

Date:    3/30/00                      By   /s/  John S. Whetzell
     ---------------                     ---------------------------------------
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

              SIGNATURES                                    CAPACITIES                                DATE
              ----------                                    ----------                                ----

/s/     John S. Whetzell             Chief executive officer of registrant; chief executive
--------------------------------     officer and chairman of the board of directors of
        John S. Whetzell             Northland Communications Corporation

/s/     Richard I. Clark             Director of Northland Communications Corporation
--------------------------------
        Richard I. Clark

/s/     John E. Iverson              Director of Northland Communications Corporation
--------------------------------
        John E. Iverson

/s/     Gary S. Jones                Principal financial officer and principal accounting
--------------------------------     officer of the registrant; vice president and principal
        Gary S. Jones                accounting officer of Northland Communications Corporation

                                 EXHIBITS INDEX

                                                                          SEQUENTIALLY
 EXHIBIT                                                                    NUMBERED
 NUMBER                              DESCRIPTION                              PAGE
 ------                              -----------                          ------------
  27.0              Financial Data Schedule

                          NORTHLAND CABLE PROPERTIES SEVEN LIMITED
                          PARTNERSHIP

                          FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1999 AND 1998
                          TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Northland Cable Properties Seven Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.





Seattle, Washington,
  February 4, 2000

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998



                                     ASSETS

                                                      1999             1998
                                                  ------------     ------------
CASH                                              $    534,003     $  1,476,227

ACCOUNTS RECEIVABLE                                    508,387          428,526

DUE FROM GENERAL PARTNER AND AFFILIATES
                                                        56,699           53,143

PREPAID EXPENSES                                       109,062          105,118

INVESTMENT IN CABLE TELEVISION PROPERTIES:
      Property and equipment, at cost               31,982,367       29,563,726
      Less- Accumulated depreciation               (17,141,878)     (15,279,030)
                                                  ------------     ------------
                                                    14,840,489       14,284,696

   Franchise agreements (net of accumulated
      amortization of $7,490,983 in 1999 and
      $5,463,405 in 1998)
                                                    14,512,464       16,529,042
   Acquisition costs (net of accumulated
      amortization of $235,951 in 1999 and
      $175,209 in 1998)
                                                       123,733          184,475
   Loan fees and other intangibles (net of
      accumulated amortization of $1,164,248
      in 1999 and $860,952 in 1998)
                                                       936,315        1,193,552
   Goodwill (net of accumulated amortization
      of $58,983 in 1999 and $53,410 in 1998)
                                                       163,946          169,519
                                                  ------------     ------------
            Total investment in cable
               television properties                30,576,947       32,361,284
                                                  ------------     ------------

            Total assets                          $ 31,785,098     $ 34,424,298
                                                  ============     ============

                       LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
   Accounts payable and accrued expenses
                                                  $  1,546,045     $  1,691,205
   Due to General Partner and affiliates
                                                        19,949          290,191
   Deposits                                             37,510           35,304
   Subscriber prepayments                              734,353          643,184
   Notes payable                                    39,943,721       41,217,445
                                                  ------------     ------------
            Total liabilities                       42,281,578       43,877,329
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' DEFICIT:
   General partners-
      Contributed capital                              (25,367)         (25,367)
      Accumulated deficit                             (292,066)        (281,632)
                                                  ------------     ------------
                                                      (317,433)        (306,999)
                                                  ------------     ------------
   Limited partners-
      Contributed capital, net -
         49,656 units                               18,735,576       18,735,576
      Accumulated deficit                          (28,914,623)     (27,881,608)
                                                  ------------     ------------
                                                   (10,179,047)      (9,146,032)
                                                  ------------     ------------
            Total liabilities and partners'
               deficit                            $ 31,785,098     $ 34,424,298
                                                  ============     ============


      The accompanying notes are an integral part of these balance sheets.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                   1999             1998             1997
                                               ------------     ------------     ------------
REVENUE                                        $ 17,605,125     $ 16,877,376     $ 13,573,985
                                               ------------     ------------     ------------
EXPENSES:
   Operating (including $176,200, $87,794
      and $25,164, net, paid to (received
      from) affiliates in 1999, 1998 and
      1997, respectively)                         1,598,931        1,506,573        1,286,933
   General and administrative (including
      $1,571,398, $1,495,928 and
      $1,204,259, net, paid to affiliates
      in 1999, 1998 and 1997, respectively)       4,134,554        3,962,335        3,284,191
   Programming (including $240,809,
      $205,030 and $299,980, net, paid to
      affiliates in 1999, 1998 and 1997,
      respectively)                               4,706,054        4,450,948        3,437,344
   Depreciation and amortization                  4,511,127        5,072,881        5,192,548
                                               ------------     ------------     ------------
                                                 14,950,666       14,992,737       13,201,016
                                               ------------     ------------     ------------
            Operating income                      2,654,459        1,884,639          372,969

OTHER INCOME (EXPENSE):
   Other expense                                   (151,670)        (151,700)        (122,346)
   Interest income                                   26,629           24,932            4,894
   Interest expense                              (3,488,367)      (3,607,539)      (2,675,965)
   Loss on disposal of assets                       (86,565)        (202,025)         (14,486)
   Other                                              2,065           (2,240)          13,851
                                               ------------     ------------     ------------
            Net loss                           $ (1,043,449)    $ (2,053,933)    $ (2,421,083)
                                               ============     ============     ============

ALLOCATION OF NET LOSS:
   General partners                            $    (10,434)    $    (20,539)    $    (24,211)
                                               ============     ============     ============

   Limited partners                            $ (1,033,015)    $ (2,033,394)    $ (2,396,872)
                                               ============     ============     ============

NET LOSS PER LIMITED PARTNERSHIP UNIT          $        (21)    $        (41)    $        (48)
                                               ============     ============     ============


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                 General           Limited
                                 Partners          Partners            Total
                               ------------      ------------      ------------
BALANCE, December 31, 1996     $   (262,249)     $ (4,715,766)     $ (4,978,015)

   Net loss                         (24,211)       (2,396,872)       (2,421,083)
                               ------------      ------------      ------------
BALANCE, December 31, 1997         (286,460)       (7,112,638)       (7,399,098)

   Net loss                         (20,539)       (2,033,394)       (2,053,933)
                               ------------      ------------      ------------
BALANCE, December 31, 1998         (306,999)       (9,146,032)       (9,453,031)

   Net loss                         (10,434)       (1,033,015)       (1,043,449)
                               ------------      ------------      ------------
BALANCE, December 31, 1999     $   (317,433)     $(10,179,047)     $(10,496,480)
                               ============      ============      ============


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                       1999             1998             1997
                                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $ (1,043,449)    $ (2,053,933)    $ (2,421,083)
   Adjustments to reconcile net loss to net cash
      provided by operating activities-
         Depreciation and amortization expense                        4,511,127        5,072,881        5,192,548
         Amortization of loan fees                                      151,670          151,700          122,346
         Loss on disposal of assets                                      86,565          202,025           14,486
         (Increase) decrease in operating assets:
           Accounts receivable                                          (79,861)         365,474         (392,775)
           Prepaid expenses                                              (3,944)         (21,212)          33,627
         Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses                       (145,160)         271,979          140,803
           Due to General Partner and affiliates                       (273,798)         178,495          (35,711)
           Deposits                                                       2,206            5,063           (6,270)
           Subscriber prepayments                                        91,169           (6,998)         249,699
                                                                   ------------     ------------     ------------
            Net cash provided by operating activities                 3,296,525        4,165,474        2,897,670
                                                                   ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of cable system                                               --               --      (11,360,000)
   Purchase of property and equipment                                (2,950,608)      (2,947,746)      (1,462,011)
   Purchase of other intangibles                                        (57,059)          (9,709)        (194,936)
   Proceeds from fixed asset disposals                                   42,642           10,034            9,150
                                                                   ------------     ------------     ------------
            Net cash used in investing activities                    (2,965,025)      (2,947,421)     (13,007,797)
                                                                   ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                               --          190,100       12,063,600
   Principal payments on notes payable                               (1,273,724)        (516,255)      (1,720,000)
   Loan fees and other                                                       --           (1,671)        (295,913)
                                                                   ------------     ------------     ------------
            Net cash (used in) provided by financing activities      (1,273,724)        (327,826)      10,047,687
                                                                   ------------     ------------     ------------
(DECREASE) INCREASE IN CASH                                            (942,224)         890,227          (62,440)

CASH, beginning of year                                               1,476,227          586,000          648,440
                                                                   ------------     ------------     ------------
CASH, end of year                                                  $    534,003     $  1,476,227     $    586,000
                                                                   ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                          $  3,490,994     $  3,628,555     $  2,737,844
                                                                   ============     ============     ============


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999




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

Pursuant to the Partnership Agreement, brokerage fees paid to an affiliate of the Administrative General Partner and other offering costs were recorded as a reduction of limited partners' capital. The Administrative General Partner received a fee for providing certain administrative services to the Partnership.

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

Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:

         Buildings                                                      20 years
         Distribution plant                                             10 years
         Other equipment and leasehold improvements                   5-20 years

The Partnership periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, is less than the carrying amount, an impairment loss would be recognized.

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

Intangible Assets

Costs assigned to franchise agreements, acquisition costs, loan fees and other intangibles and goodwill are being amortized using the straight-line method over the following estimated useful lives:

         Franchise agreements                                         9-25 years
         Acquisition costs                                               5 years
         Loan fees and other intangibles                               1-9 years
         Goodwill                                                       40 years

Revenue Recognition

Cable television service revenue, including service maintenance and installation revenues, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $926,625, $788,527, and $532,801, respectively, in 1999, 1998 and 1997.

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

The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The notional amounts of these interest rate swaps are $38,350,000 at December 31, 1999. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership's case are interest rates. The use of derivatives does not have a significant effect on the Partnership's result of operations or its financial position.

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

Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an Amendment to FASB Statement No. 133," the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 and SFAS No. 137 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the company's election, before January 1, 1999).

The Partnership has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

Staff Accounting Bulletin (SAB) No. 101 - In November of 1999, the SEC released SAB No. 101, "Revenue Recognition in Financial Statements." This bulletin will become effective for the quarter ending March 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Partnership believes that the effects of this bulletin will not have a material impact on the Partnership's financial position or results of operations.

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

3.  TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $869,688, $835,838, and $670,026 for 1999, 1998 and 1997,
respectively.

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

The limited partners' total initial contributions to capital were $24,893,000 ($500 per partnership unit). As of December 31, 1999, $3,108,554 ($52.50 per partnership unit) had been distributed to the limited partners and the Partnership has repurchased $65,000 of limited partnership units ($500 per unit).

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

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged for these services were $877,597, $853,979, and $722,821 for 1999, 1998 and 1997, respectively.

In 1999, 1998 and 1997, the Partnership was charged software installation charges and maintenance fees for billing system support provided by an affiliate, amounting to $69,620, $79,141, and $62,514, respectively.

The Partnership has entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating, programming and administrative expenses. The Partnership received $140,992, $173,699, and $87,446, net, under the terms of these agreements during 1999, 1998 and 1997, respectively.

The Partnership pays monthly program license fees to Northland Cable News, Inc.
(NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 1999, 1998 and 1997 were $200,107, $198,077, and $199,541, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner, was formed in 1993 and began operations in 1994. CAC was organized to assist in the development of local advertising markets and management and training of local sales staff. CAC billed the Partnership $93,808, $66,734, and $80,806 in 1999, 1998 and 1997, respectively, for these services.

Due from/to General Partner and Affiliates

The receivable from the General Partner and affiliates consists of the following:

                                               December 31,
                                           ---------------------
                                             1999         1998
                                           --------     --------
          Management fees                  $  6,576     $     --
          Reimbursable operating costs        4,304       51,246
          Other                              45,819        1,897
                                           --------     --------
                                           $ 56,699     $ 53,143
                                           ========     ========

The payable to the General Partner and affiliates consists of the following:

                                                December 31,
                                           ---------------------
                                             1999         1998
                                           --------     --------
          Management fees                  $     --     $ 67,801
          Reimbursable operating costs           --      131,087
          Other                              19,949       91,303
                                           --------     --------
                                           $ 19,949     $290,191
                                           ========     ========

4.  PROPERTY AND EQUIPMENT:

                                               December 31,
                                       ---------------------------
                                          1999            1998
                                       -----------     -----------
          Land and buildings           $   922,048     $   897,473
          Distribution plant            28,923,412      26,373,567
          Other equipment                2,114,492       1,806,433
          Leasehold improvements            21,899          21,899
          Construction in progress             516         464,354
                                       -----------     -----------
                                       $31,982,367     $29,563,726
                                       ===========     ===========

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                              December 31,
                                      -------------------------
                                         1999           1998
                                      ----------     ----------
          Programmer license fees     $  423,907     $  486,707
          Accounts payable               358,917        505,047
          Franchise fees                 287,730        281,332
          Payroll                         92,914         89,229
          Taxes                           69,385         80,187
          Interest                        90,301         92,928
          Copyright fees                  44,532         40,987
          Pole rental                     77,547         78,113
          Other                          100,812         36,675
                                      ----------     ----------
                                      $1,546,045     $1,691,205
                                      ==========     ==========

6.  NOTES PAYABLE:

                                                                     December 31,
                                                              ---------------------------
                                                                 1999            1998
                                                              -----------     -----------
Revolving credit and term loan, collateralized by a first
   lien position on all present and future assets of the
   Partnership. Interest rates vary based on certain
   financial covenants; currently 8.24% (weighted
   average). Graduated principal payments plus interest
   are due quarterly until maturity on June 30, 2006
   The revolving credit facility allows for borrowings
   not to exceed $8,000,000 until it converts to a term
   loan on December 1, 2000. At December 31, 1999, the
   Partnership had $3,650,000 available on its revolving
   credit facility                                            $39,600,000     $40,850,000

Term loan, secured by parcel of land purchased with
   proceeds. Interest accrues at 9.25%. Principal and
   interest payments are due quarterly until maturity on
   January 14, 2003                                               182,368         189,068

Term loan, secured by parcel of land purchased with
   proceeds. Interest accrues at 8.00%. Principal and
   interest payments are due monthly until maturity on
   April 1, 2006                                                  161,353         178,377
                                                              -----------     -----------
                                                              $39,943,721     $41,217,445
                                                              ===========     ===========

Annual maturities of the notes payable after December 31, 1999, are as follows:

            2000                                         $ 2,027,398
            2001                                           3,279,776
            2002                                           4,632,362
            2003                                           6,183,572
            2004                                           7,527,579
            Thereafter                                    16,293,034
                                                         -----------
                                                         $39,943,721
                                                         ===========

Under the term loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including an Annualized Cash Flow to Pro Forma Debt Service Ratio of 1.20 to 1 and a Total Debt to Annualized Cash Flow Ratio of 5.00 to 1, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. As of December 31, 1999, the Partnership was in compliance with the terms of the loan agreement.

The Partnership has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of underlying principal amounts. At December 31, 1999, the Partnership had outstanding four interest rate swap agreements with its bank, having a notional principal amount of $38,350,000. These agreements effectively change the Partnership's interest rate exposure to a fixed rate of 6.11% (weighted average), plus an applicable margin based on certain financial covenants (the margin at December 31, 1999 was 2.125%).

             Maturity Date             Fixed Rate       Notional Amount
           -----------------           ----------       ---------------
           December 29, 2000              6.26%           $19,250,000
           June 15, 2000                  5.94%            $9,000,000
           March 12, 2001                 5.96%            $6,000,000
           March 12, 2001                 5.96%            $4,100,000

At December 31, 1999, the Partnership would have received from the counterparty $90,141 to settle these agreements based on fair value estimates received from the financial institution.

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

There was no taxable income to the limited partners in any of the three years in the period ended December 31, 1999. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the limited partners is different from that reported in the statement of operations principally due to the differences in depreciation and amortization expense allowed for tax purposes and that amount recognized under generally accepted accounting principles. Traditionally, there were no other significant differences between taxable income and the net loss reported in the statements of operations.

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

8.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounts to $346,495, $335,704, and $244,278 in 1999, 1998 and 1997, respectively. Minimum lease payments through the end of the lease terms are as follows:

               2000                                      $ 43,034
               2001                                        20,804
               2002                                         8,562
               2003                                         8,104
               2004                                         7,504
               Thereafter                                  12,204
                                                         --------
                                                         $100,212
                                                         ========

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For 1999, 1998 and 1997, respectively, the Partnership was charged $23,821, $24,132 and $19,321 by the fund. As of December 31, 1999, the fund had a balance of $360,815.

9.  CABLE TELEVISION ACQUISITIONS:

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