Form 10-Q
period 2000-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2000-05-12
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from_______________to ___________

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
BALANCE SHEETS - (unaudited)
(Prepared by the Managing General Partner)


                                                                     March 31,          December 31,
                                                                       2000                 1999
                                                                   ------------         ------------

                                     ASSETS
Cash                                                               $    411,295         $    534,003
Accounts receivable                                                     448,645              508,387
Due from managing general partner and affiliates                         10,422               56,699
Prepaid expenses                                                         74,347              109,062
Property and equipment, net of accumulated
    depreciation of $17,722,600 and $17,141,878,
    respectively                                                     14,618,592           14,840,489
Franchise agreements, net of accumulated
    amortization of $7,987,800 and $7,490,983, respectively          14,015,647           14,512,464
Acquisition costs, net of accumulated
    amortization of $251,182 and $235,951, respectively                 108,502              123,733
Loan fees and other intangibles, net of accumulated
    amortization of $1,248,286 and $1,164,248, respectively             852,277              936,315
Goodwill, net of accumulated amortization
    of $60,377 and $58,983, respectively                                162,552              163,946
                                                                   ------------         ------------
           Total assets                                            $ 30,702,279         $ 31,785,098
                                                                   ============         ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                            $  1,020,821         $  1,546,045
  Due to managing general partner and affiliate                          68,169               19,949
  Converter deposits                                                     38,025               37,510
  Subscriber prepayments                                                832,250              734,353
  Notes payable                                                      39,437,083           39,943,721
                                                                   ------------         ------------
                  Total liabilities                                  41,396,348           42,281,578
                                                                   ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                             (25,367)             (25,367)
   Accumulated deficit                                                 (294,042)            (292,066)
                                                                   ------------         ------------
                                                                       (319,409)            (317,433)
                                                                   ------------         ------------

 Limited Partners:
   Contributed capital, net                                          18,735,576           18,735,576
   Accumulated deficit                                              (29,110,236)         (28,914,623)
                                                                   ------------         ------------
                                                                    (10,374,660)         (10,179,047)
                                                                   ------------         ------------

                  Total partners' equity                            (10,694,069)         (10,496,480)
                                                                   ------------         ------------

Total liabilities and partners' equity                             $ 30,702,279         $ 31,785,098
                                                                   ============         ============


        The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (unaudited)
(Prepared by the Managing General Partner)



                                              For the three months ended March 31,
                                              ------------------------------------
                                                   2000                1999
                                                -----------         -----------

Revenues                                        $ 4,471,434         $ 4,270,943

Expenses:
  Cable system operations (including
     $53,223 and $48,932 to affiliates
     in 2000 and 1999, respectively)                397,620             399,165
  General and administrative (including
     $419,137 and $390,616 to affiliates
     in 2000 and 1999, respectively)              1,024,118             963,726
  Programming (including $60,775,
     and $61,146 to affiliates in 2000
     and 1999, respectively)                      1,239,560           1,154,644
Depreciation and amortization                     1,140,285           1,102,791
                                                -----------         -----------
           Total operating expenses               3,801,583           3,620,326
                                                -----------         -----------

Income from operations                              669,851             650,617

Other income (expense):
   Interest expense                                (838,319)           (875,634)
   Interest income                                    3,043               9,823
   Other expense                                    (37,917)            (37,917)
   Gain on disposal of assets                         5,753                  --
                                                -----------         -----------
                                                   (867,440)           (903,728)
                                                -----------         -----------


Net loss                                        $  (197,589)           (253,111)
                                                ===========         ===========


Allocation of net loss:

   General Partners                             $    (1,976)        $    (2,531)
                                                ===========         ===========

   Limited Partners                             $  (195,613)        $  (250,580)
                                                ===========         ===========


Net loss per limited partnership unit:
 (49,656 units)                                 $        (4)        $        (5)
                                                ===========         ===========

Net loss per $1,000 investment                  $        (8)        $       (10)
                                                ===========         ===========




        The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)



                                                         For the three months ended March 31,
                                                         -----------------------------------
                                                              2000                1999
                                                           -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (197,589)        $  (253,111)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                             1,140,285           1,102,792
   Amortization of loan fees                                    37,917              37,917
   Gain on disposal of assets                                   (5,753)                 --
   (Increase) decrease in operating assets:
     Accounts receivable                                        59,742              46,590
     Prepaid expenses                                           34,715              (7,079)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                    (525,224)           (246,025)
     Due to managing general partner and affiliates             94,497            (232,600)
     Converter deposits                                            515               1,402
     Subscriber prepayments                                     97,897             162,927
                                                           -----------         -----------
Net cash from operating activities                             737,002             612,813
                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                       (358,825)           (492,844)
Proceeds from fixed asset disposals                              5,753                  --
                                                           -----------         -----------
Net cash used in investing activities                         (353,072)           (492,844)
                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                              (506,638)           (317,111)

                                                           -----------         -----------
DECREASE IN CASH                                              (122,708)           (197,142)

CASH, beginning of period                                      534,003           1,476,227
                                                           -----------         -----------
CASH, end of period                                        $   411,295         $ 1,279,085
                                                           ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $   842,782         $   875,633
                                                           ===========         ===========


        The accompanying notes to unaudited financial statements are an integral part of these statements

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 2000, 1999, its statements of operations and cash flows for the three months ended March 31, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)  Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133 - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

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

The Partnership has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

Staff Accounting Bulletin (SAB) No. 101 - In November 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin will become effective for the quarter ended June 30, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Partnership believes that the effects of this bulletin will not have a material impact on the Partnership's financial position or results of operations.

(3) Certain reclassifications have been made to conform prior years' financial statements with the current year presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended March 31, 2000 and 1999

Revenues totaled $4,471,434 for the three months ended March 31, 2000 representing an increase of approximately 5% over the same period in 1999. Of these revenues, $3,196,790 (72%) was derived from basic service charges, $332,930 (8%) from premium services, $364,584 (8%) from tier services, $90,487 (2%) from installation charges, $105,124 (2%) from service maintenance contracts, $236,182 (5%) from advertising and $145,337 (3%) from other sources. The growth in revenue is attributable to rate increases implemented in the Partnership's systems and a 5% increase in the number of tier subscribers.

As of March 31, 2000, the Partnership's systems served approximately 39,500 basic subscribers, 15,700 premium subscribers and 13,800 tier subscribers.

Operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $397,620 for the three months ended March 31, 2000, representing no significant change over the same period in 1999.

General and administrative expenses totaled $1,024,118 for the three months ended March 31, 2000, representing an increase of approximately 6% over the same period in 1999. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; and (ii) increases in revenue based expenses such as management, franchise and copyright fees due to increased revenue as noted previously.

Programming expenses totaled $1,239,560 for the three months ended March 31, 2000, representing an increase of approximately 7% over the same period in 1999. This increase is primarily attributable to: (i) higher programming costs resulting from rate increases charged by various program suppliers; and (ii) higher advertising sales commissions and agency fee expenses resulting from increases in advertising revenues.

Depreciation and amortization expense for the three months ended March 31, 2000 increased approximately 3% over the same period in 1999. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant & equipment offset by certain assets becoming fully depreciated in 1999.

Interest expense for the three months ended March 31, 2000 decreased approximately 4% over the same period in 1999. The Partnership's average bank debt outstanding decreased from $41,058,890 during the first three months of 1999 to $39,690,402 during the first three months of 2000, and the Partnership's effective interest rate decreased from 8.53% during the first three months of 1999 to 8.45% during the first three months of 2000.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and borrowing capacity under the Partnership's existing revolving credit facility. Based on management's analysis, the Partnership's cash flow from operations and borrowings from the Partnership's revolving credit facility will be sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.00 to 1.00 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1.00. As of March 31, 2000 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $39,100,000. Certain fixed rate agreements in place as of December 31, 1999 expired during the first quarter of 2000, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $18,750,000 fixed at 8.385% under the terms of a self amortizing interest rate swap agreement with the Partnership's lender expiring December 29, 2000; $9,000,000 fixed at 8.065% under the terms of an interest rate swap agreement with the Partnership's lender expiring June 15, 2000; $6,000,000 fixed at 8.085% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; $4,100,000 fixed at 8.085% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; and $1,000,000 at a Libor based rate of 8.275% expiring June 15, 2000. The balance of $250,000 bears interest at prime plus 1.00% (currently 10.00%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 2000, the Partnership incurred approximately $359,000 in capital expenditures, including the second phase of fiber deployment to the Stanwood School District in the Camano, WA system; the initial purchase of fiber optic backbone equipment in the Brenham, TX system; the continuation of an upgrade of the distribution plant to 550 MHz in the Toccoa, GA system; as well as various line extensions and vehicle replacements in all of the systems.

Planned expenditures for the balance of 2000 include the continuation of fiber deployment to the Stanwood School District and the launch of a new product digital service in the Camano, WA system; continuation of the upgrade of the Brenham, TX system to 550 MHz; launch of a new product digital service in the Bay City, TX system; the initial phase of an upgrade of the distribution plant to 550 MHz and the launch of a new product digital service in the Sequim, WA system; continuation of the upgrade of the Toccoa, GA system to 550 MHz; and various line extensions and vehicle replacements in all of the systems.

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

          None

ITEM 3 Defaults upon senior securities

          None

ITEM 4 Submission of matters to a vote of security holders

          None

ITEM 5 Other information

          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

        27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                           Managing General Partner



Dated:                      BY:  /s/  RICHARD I. CLARK
        -----------------       ---------------------------------------
                                      Richard I. Clark
                                 (Vice President/Treasurer)



Dated:                      BY:  /s/ GARY S. JONES
        -----------------       ---------------------------------------
                                     Gary S. Jones
                                   (Vice President)