Form 10-Q
period 2000-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2000-08-11
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number: 0-16718

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
              ----------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


           Washington                              91-1366564
     -----------------------           ------------------------------------
     (State of Organization)           (I.R.S. Employer Identification No.)

     1201 Third Avenue, Suite 3600, Seattle, Washington           98101
     --------------------------------------------------         ----------
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

                                  Yes X   No __

------------------------
This filing contains ___ pages. Exhibits index appears on page ___.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                        June 30,         December 31,
                                                          2000               1999
                                                      ------------       ------------
                                     ASSETS
Cash                                                  $    322,952       $    534,003
Accounts receivable                                        478,417            508,387
Due from managing general partner and affiliates            51,067             56,699
Prepaid expenses                                           179,153            109,062
Property and equipment, net of accumulated
    depreciation of $18,267,003 and 17,141,878,
    respectively                                        14,686,287         14,840,489
Intangible assets, net of accumulated
    amortization of $10,145,125 and $8,950,165          14,541,498         15,736,458
                                                      ------------       ------------
           Total assets                               $ 30,259,375       $ 31,785,098
                                                      ============       ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses               $  1,259,768       $  1,546,045
  Due to managing general partner and affiliates            98,821             19,949
  Converter deposits                                        40,430             37,510
  Subscriber prepayments                                   787,314            734,353
  Notes payable                                         38,930,307         39,943,721
                                                      ------------       ------------
                  Total liabilities                     41,116,640         42,281,578
                                                      ------------       ------------
Partners' equity:
 General Partners:
   Contributed capital, net                                (25,367)           (25,367)
   Accumulated deficit                                    (295,674)          (292,066)
                                                      ------------       ------------
                                                          (321,041)          (317,433)
                                                      ------------       ------------
 Limited Partners:
   Contributed capital, net                             18,735,576         18,735,576
   Accumulated deficit                                 (29,271,801)       (28,914,623)
                                                      ------------       ------------
                                                       (10,536,225)       (10,179,047)
                                                      ------------       ------------
                  Total partners' equity               (10,857,266)       (10,496,480)
                                                      ------------       ------------
Total liabilities and partners' equity                $ 30,259,375       $ 31,785,098
                                                      ============       ============

    The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                             For the six months ended June 30,
                                             ---------------------------------
                                                 2000              1999
                                              -----------       -----------
Revenues                                      $ 8,999,858       $ 8,608,485

Expenses:
  Cable system operations (including
     $101,758 and $85,977 to affiliates
     in 2000 and 1999, respectively)              751,185           789,168
  General and administrative (including
     $855,612 and $784,168 to affiliates
     in 2000 and 1999, respectively)            2,096,866         1,982,530
  Programming (including $139,294
     and $121,921 to affiliates in 2000
     and 1999, respectively)                    2,487,560         2,330,333
Depreciation and amortization                   2,287,890         2,202,205
                                              -----------       -----------
           Total operating expenses             7,623,501         7,304,236
                                              -----------       -----------

Income from operations                          1,376,357         1,304,249

Other income (expense):
   Interest expense                            (1,665,389)       (1,755,118)
   Interest income                                  6,836            17,308
   Other expense                                  (75,835)          (75,835)
   (Loss) gain on disposal of assets               (2,755)            7,370
                                              -----------       -----------
                                               (1,737,143)       (1,806,275)
                                              -----------       -----------
Net loss                                      $  (360,786)         (502,026)
                                              ===========       ===========

Allocation of net loss:

   General Partners                           $    (3,608)      $    (5,020)
                                              ===========       ===========
   Limited Partners                           $  (357,178)      $  (497,006)
                                              ===========       ===========

Net loss per limited partnership unit:
 (49,656 units)                               $        (7)      $       (10)
                                              ===========       ===========
Net loss per $1,000 investment                $       (14)      $       (20)
                                              ===========       ===========


    The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                           For the three months ended June 30,
                                           -----------------------------------
                                                 2000              1999
                                              -----------       -----------
Revenues                                      $ 4,528,424       $ 4,337,542

Expenses:
  Cable system operations (including
     $48,535 and $37,045 to affiliates
     in 2000 and 1999, respectively)              353,565           390,003
  General and administrative (including
     $436,575 and $393,552 to affiliates
     in 2000 and 1999, respectively)            1,072,748         1,018,804
  Programming (including $78,519,
     and $69,672 to affiliates in 2000
     and 1999, respectively)                    1,248,000         1,175,690
Depreciation and amortization                   1,147,605         1,099,413
                                              -----------       -----------
           Total operating expenses             3,821,918         3,683,910
                                              -----------       -----------
Income from operations                            706,506           653,632

Other income (expense):
   Interest expense                              (827,070)         (879,484)
   Interest income                                  3,793             7,485
   Other expense                                  (37,918)          (37,918)
   (Loss) gain on disposal of assets               (8,508)            7,370
                                              -----------       -----------
                                                 (869,703)         (902,547)
                                              -----------       -----------
Net loss                                      $  (163,197)         (248,915)
                                              ===========       ===========
Allocation of net loss:
   General Partners                           $    (1,632)      $    (2,489)
                                              ===========       ===========
   Limited Partners                           $  (161,565)      $  (246,426)
                                              ===========       ===========
Net loss per limited partnership unit:
 (49,656 units)                               $        (3)      $        (5)
                                              ===========       ===========
Net loss per $1,000 investment                $        (7)      $       (10)
                                              ===========       ===========


    The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                        For the six months ended June 30,
                                                        ---------------------------------
                                                            2000              1999
                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $  (360,786)      $  (502,026)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                           2,287,890         2,202,205
   Amortization of loan fees                                  75,835            75,835
   Loss (gain) on disposal of assets                           2,755            (7,370)
   (Increase) decrease in operating assets:
     Accounts receivable                                      29,970            21,930
     Prepaid expenses                                        (70,091)           35,266
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                  (286,277)         (329,774)
     Due to managing general partner and affiliates           84,504          (130,191)
     Converter deposits                                        2,920             2,371
     Subscriber prepayments                                   52,961           131,754

                                                         -----------       -----------
Net cash from operating activities                         1,819,681         1,500,000
                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                   (1,036,371)       (1,353,934)
Proceeds from fixed asset disposals                           19,053            19,980
Increase in intangibles                                           --            (5,000)
                                                         -----------       -----------
Net cash used in investing activities                     (1,017,318)       (1,338,954)
                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net                --                --
Principal payments on borrowings                          (1,013,414)         (635,856)
                                                         -----------       -----------
Net cash used in financing activities                     (1,013,414)         (635,856)
                                                         -----------       -----------

DECREASE IN CASH                                            (211,051)         (474,810)

CASH, beginning of period                                    534,003         1,476,227

                                                         -----------       -----------
CASH, end of period                                      $   322,952       $ 1,001,417
                                                         ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest              $ 1,671,704       $ 1,759,774
                                                         ===========       ===========


    The accompanying notes to unaudited financial statements are an integral part of these statements

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 2000 and December 31, 1999, its statements of operations for the six and three months ended June 30, 2000 and 1999, and its statement of cash flows for the six months ended June 30, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

(3) Staff Accounting Bulletin (SAB) No. 101 - In November of 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin become effective for the quarter ended December 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Partnership believes that the effects of this bulletin will not have a material impact on the Partnership's financial position or results of operations.

(4) Certain reclassifications have been made to conform prior years' financial statements with the current year presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Six Months Ended June 30, 2000 and 1999

Revenues totaled $8,999,858 for the six months ended June 30, 2000 representing an increase of approximately 5% over the same period in 1999. Of these revenues, $6,408,973 (71%) was derived from basic service charges, $677,127 (8%) from premium services, $734,564 (8%) from tier services, $176,514 (2%) from installation charges, $210,887 (2%) from service maintenance contracts, $508,972 (6%) from advertising and $282,821 (3%) from other sources. The growth in revenue is attributable to rate increases implemented in the Partnership's systems and a 3% increase in the number of tier subscribers.

As of June 30, 2000, the Partnership's systems served approximately 38,700 basic subscribers, 15,300 premium subscribers and 13,700 tier subscribers.

Operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $751,185 for the six months ended June 30, 2000, representing a decrease of approximately 5% over the same period in 1999. This is primarily due to decreased operating salaries, regional management expense, system maintenance and drop material costs offset by increased vehicle operating expenses.

General and administrative expenses totaled $2,096,866 for the six months ended June 30, 2000, representing an increase of approximately 6% over the same period in 1999. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; (ii) increases in revenue based expenses such as management and franchise fees; and (iii) increases in utilities, travel and rental expenses.

Programming expenses totaled $2,487,560 for the six months ended June 30, 2000, representing an increase of approximately 7% over the same period in 1999. This increase is primarily attributable to: (i) higher programming costs resulting from rate increases charged by various program suppliers; and (ii) higher advertising sales commissions resulting from increases in advertising revenues.

Depreciation and amortization expense for the six months ended June 30, 2000 increased approximately 4% over the same period in 1999. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant & equipment offset by certain assets becoming fully depreciated in 1999.

Interest expense for the six months ended June 30, 2000 decreased approximately 5% over the same period in 1999. The Partnership's average bank debt outstanding decreased from $40,899,517 during the first half of 1999 to $39,437,014 during the first half of 2000, and the Partnership's effective interest rate decreased from 8.58% in 1999 to 8.45% in 2000.

Three Months Ended June 30, 2000 and 1999

Revenues totaled $4,528,424 for the three months ended June 30, 2000 representing an increase of approximately 4% over the same period in 1999. Of these revenues, $3,212,183 (71%) was derived from basic service charges, $344,197 (8%) from premium services, $369,980 (8%) from tier services, $86,027 (2%) from installation charges, $105,763 (2%) from service maintenance contracts, $272,790 (6%) from advertising and $137,484 (3%) from other sources. The growth in revenue is attributable to rate increases implemented in the Partnership's systems.

Operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $353,565 for the three months ended June 30, 2000, representing a decrease of approximately 9% over the same period in 1999. This is primarily due to decreased operating salaries, regional management expense, system maintenance and drop material costs offset by increased vehicle operating expenses.

General and administrative expenses totaled $1,072,748 for the three months ended June 30, 2000, representing an increase of approximately 5% over the same period in 1999. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; (ii) increases in revenue based expenses such as management and franchise fees; and (iii) increases in utilities, travel and rental expenses.

Programming expenses totaled $1,248,000 for the three months ended June 30, 2000, representing an increase of approximately 6% over the same period in 1999. This increase is primarily attributable to: (i) higher programming costs resulting from rate increases charged by various program suppliers; and (ii) higher advertising sales commissions resulting from increases in advertising revenues.

Depreciation and amortization expense for the three months ended June 30, 2000 increased approximately 4% over the same period in 1999. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant & equipment offset by certain assets becoming fully depreciated in 1999.

Interest expense for the three months ended June 30, 2000 decreased approximately 6% over the same period in 1999. The Partnership's average bank debt outstanding decreased from $40,740,961 during the second quarter of 1999 to $39,183,695 during the second quarter of 2000, and the Partnership's effective interest rate decreased from 8.63% in 1999 to 8.44% in 2000.

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

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.00 to 1.00 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1.00. As of June 30, 2000 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $38,600,000. Certain fixed rate agreements in place as of March 31, 2000 expired during the second quarter of 2000, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $18,250,000 fixed at 8.385% under the terms of a self amortizing interest rate swap agreement with the Partnership's lender expiring December 29, 2000; $9,000,000 at a Libor based rate of 8.935% expiring September 15, 2000; $6,000,000 fixed at 8.085% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; $4,100,000 fixed at 8.085% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; $1,000,000 at a Libor based rate of 8.935% expiring September 15, 2000; and $250,000 at a Libor based rate of 8.925% expiring September 11, 2000. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the second quarter of 2000, the Partnership incurred approximately $678,000 in capital expenditures, including the second phase of fiber deployment to the Stanwood School District in the Camano, WA system; the initial purchase of fiber optic backbone equipment in the Brenham, TX system; the initial phase of an upgrade of the distribution plant to 550 MHz in the Sequim, WA system; as well as various line extensions and vehicle replacements in all of the systems.

Planned expenditures for the balance of 2000 include the continuation of fiber deployment to the Stanwood School District and the launch of a new digital service product in the Camano, WA system; continuation of the upgrade of the Brenham, TX system to 550 MHz; launch of a new digital service product in the Bay City, TX system; the continuation of the upgrade of the distribution plant to 550 MHz and the launch of a new digital service product in the Sequim, WA system; launch of a new digital service product in the Vidalia, GA system; and various line extensions and vehicle replacements in all of the systems.

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

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

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

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                        Managing General Partner



Dated: 8/11/00              BY:  /s/ RICHARD I. CLARK
                               --------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated: 8/11/00              BY:  /s/ GARY S. JONES
                               --------------------------------
                                    Gary S. Jones
                                    (Vice President)