Form 10-Q
period 2000-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2000-11-13
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________

Commission File Number:   0-16718

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
               (Exact Name of Registrant as Specified in Charter)


      Washington                                          91-1366564
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington              98101
--------------------------------------------------              -----
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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP BALANCE SHEETS - (Unaudited) (Prepared by the Managing General Partner)



                                                                September 30,        December 31,
                                                                   2000                 1999
                                                                ------------         ------------
                                     ASSETS

Cash                                                            $    136,295         $    534,003
Accounts receivable                                                  510,664              508,387
Due from managing general partner and affiliates                      18,609               56,699
Prepaid expenses                                                     172,783              109,062
Property and equipment, net of accumulated
    depreciation of $18,835,569 and 17,141,878,
    respectively                                                  15,306,675           14,840,489
Intangible assets, net of accumulated
    amortization of $10,742,605 and $8,950,165
    respectively                                                  13,944,018           15,736,458
                                                                ------------         ------------
           Total assets                                         $ 30,089,044         $ 31,785,098
                                                                ============         ============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                         $  1,751,284         $  1,546,045
  Due to managing general partner and affiliates                     260,293               19,949
  Converter deposits                                                  42,260               37,510
  Subscriber prepayments                                             606,407              734,353
  Notes payable                                                   38,423,387           39,943,721
                                                                ------------         ------------
                  Total liabilities                               41,083,631           42,281,578
                                                                ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                          (25,367)             (25,367)
   Accumulated deficit                                              (297,047)            (292,066)
                                                                ------------         ------------
                                                                    (322,414)            (317,433)
                                                                ------------         ------------

 Limited Partners:
   Contributed capital, net                                       18,735,576           18,735,576
   Accumulated deficit                                           (29,407,749)         (28,914,623)
                                                                ------------         ------------
                                                                 (10,672,173)         (10,179,047)
                                                                ------------         ------------


                  Total partners' equity                         (10,994,587)         (10,496,480)
                                                                ------------         ------------


Total liabilities and partners' equity                          $ 30,089,044         $ 31,785,098
                                                                ============         ============




          The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                  For the nine months ended September 30,
                                                  ---------------------------------------
                                                        2000                 1999
                                                    ------------         ------------
Revenues                                            $ 13,580,561         $ 13,067,750

Expenses:
  Cable system operations (including
     $146,455 and $134,528 to affiliates
     in 2000 and 1999, respectively)                   1,130,085            1,187,823
  General and administrative (including
     $1,278,169 and $1,175,570 to affiliates
     in 2000 and 1999, respectively)                   3,165,494            3,027,338
  Programming (including $235,786
     and $198,064 to affiliates in 2000
     and 1999, respectively)                           3,733,684            3,522,302
Depreciation and amortization                          3,437,104            3,265,235
                                                    ------------         ------------
           Total operating expenses                   11,466,367           11,002,698
                                                    ------------         ------------

Income from operations                                 2,114,194            2,065,052

Other income (expense):
   Interest expense                                   (2,504,989)          (2,637,829)
   Interest income                                         9,751               23,149
   Other expense                                        (113,752)            (113,752)
   Loss on disposal of assets                             (3,311)             (78,422)
                                                    ------------         ------------
                                                      (2,612,301)          (2,806,854)
                                                    ------------         ------------


Net loss                                            $   (498,107)            (741,802)
                                                    ============         ============


Allocation of net loss:

   General Partners                                 $     (4,981)        $     (7,418)
                                                    ============         ============

   Limited Partners                                 $   (493,126)        $   (734,384)
                                                    ============         ============


Net loss per limited partnership unit:
 (49,656 units)                                     $        (10)        $        (15)
                                                    ============         ============

Net loss per $1,000 investment                      $        (20)        $        (30)
                                                    ============         ============



          The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                            For the three months ended September 30,
                                            ----------------------------------------
                                                   2000                1999
                                                -----------         -----------
Revenues                                        $ 4,580,703         $ 4,459,266

Expenses:
  Cable system operations (including
     $44,621 and $48,551 to affiliates
     in 2000 and 1999, respectively)                378,900             398,655
  General and administrative (including
     $422,557 and $391,402 to affiliates
     in 2000 and 1999, respectively)              1,068,628           1,044,808
  Programming (including $96,512,
     and $67,247 to affiliates in 2000
     and 1999, respectively)                      1,246,125           1,191,968
Depreciation and amortization                     1,149,213           1,063,030
                                                -----------         -----------
           Total operating expenses               3,842,866           3,698,461
                                                -----------         -----------

Income from operations                              737,837             760,805

Other income (expense):
   Interest expense                                (839,600)           (882,711)
   Interest income                                    2,915               5,840
   Other expense                                    (37,917)            (37,918)
   Loss on disposal of assets                          (556)            (85,792)
                                                -----------         -----------
                                                   (875,158)         (1,000,581)
                                                -----------         -----------


Net loss                                        $  (137,321)           (239,776)
                                                ===========         ===========


Allocation of net loss:

   General Partners                             $    (1,373)        $    (2,398)
                                                ===========         ===========

   Limited Partners                             $  (135,948)        $  (237,378)
                                                ===========         ===========


Net loss per limited partnership unit:
 (49,656 units)                                 $        (3)        $        (5)
                                                ===========         ===========

Net loss per $1,000 investment                  $        (5)        $       (10)
                                                ===========         ===========



          The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                            For the nine months ended September 30,
                                                            ---------------------------------------
                                                                   2000                1999
                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $  (498,107)        $  (741,802)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                                  3,437,104           3,265,235
   Amortization of loan fees                                        113,752             113,752
   Loss on disposal of assets                                         3,311              78,422
   (Increase) decrease in operating assets:
     Accounts receivable                                             (2,277)              2,646
     Prepaid expenses                                               (63,721)            (33,032)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                          205,239            (350,434)
     Due to managing general partner and affiliates, net            278,434            (198,931)
     Converter deposits                                               4,750               1,991
     Subscriber prepayments                                        (127,946)             96,500

                                                                -----------         -----------
Net cash from operating activities                                3,350,539           2,234,347
                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                          (2,247,466)         (2,173,091)
Proceeds from fixed asset disposals                                  19,553              27,780
Increase in intangibles                                                  --              (5,000)
                                                                -----------         -----------
Net cash used in investing activities                            (2,227,913)         (2,150,311)
                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                 (1,520,334)           (954,723)
                                                                -----------         -----------
Net cash used in financing activities                            (1,520,334)           (954,723)
                                                                -----------         -----------

DECREASE IN CASH                                                   (397,708)           (870,687)

CASH, beginning of period                                           534,003           1,476,227

                                                                -----------         -----------
CASH, end of period                                             $   136,295         $   605,540
                                                                ===========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                     $ 2,512,100         $ 2,642,352
                                                                ===========         ===========



          The accompanying notes to unaudited financial statements are an integral part of these statements

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 2000 and December 31, 1999, its statements of operations for the nine and three months ended September 30, 2000 and 1999, and its statement of cash flows for the nine months ended September 30, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Staff Accounting Bulletin (SAB) No. 101 - In November 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin will become effective for the quarter ended December 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Partnership believes that the effects of this bulletin will not have a material impact on the Partnership's financial position or results of operations.

(3) Certain reclassifications have been made to conform prior years' financial statements with the current year presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2000 and 1999

Revenues totaled $13,580,561 for the nine months ended September 30, 2000 representing an increase of approximately 4% over the same period in 1999. Of these revenues, $9,673,211 (71%) was derived from basic service charges, $1,005,197 (8%) from premium services, $1,104,938 (8%) from tier services, $260,479 (2%) from installation charges, $315,010 (2%) from service maintenance contracts, $796,684 (6%) from advertising and $425,042 (3%) from other sources. The growth in revenue is attributable to rate increases implemented in the Partnership's systems during the last year and increases in advertising revenues.

As of September 30, 2000, the Partnership's systems served approximately 38,200 basic subscribers, 15,000 premium subscribers and 13,800 tier subscribers.

Operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $1,130,085 for the nine months ended September 30, 2000, representing a decrease of approximately 5% over the same period in 1999. This is primarily due to decreased operating salaries and regional management expense offset by increases in system maintenance and vehicle operating expenses.

General and administrative expenses totaled $3,165,494 for the nine months ended September 30, 2000, representing an increase of approximately 5% over the same period in 1999. This increase is primarily attributable to: (i) increases in revenue based expenses such as management, franchise and copyright fees; and
(ii) increases in property tax, travel and rental expenses.

Programming expenses totaled $3,733,684 for the nine months ended September 30, 2000, representing an increase of approximately 6% over the same period in 1999. This increase is primarily attributable to: (i) higher programming costs resulting from rate increases charged by various program suppliers; and (ii) higher advertising sales commissions resulting from increases in advertising revenues.

Depreciation and amortization expense for the nine months ended September 30, 2000 increased approximately 5% over the same period in 1999. Such increase is attributable to depreciation of recent purchases related to upgrading plant & equipment offset by certain assets becoming fully depreciated.

Interest expense for the nine months ended September 30, 2000 decreased approximately 5% over the same period in 1999. The Partnership's average bank debt outstanding decreased from $40,740,083 during the first nine months of 1999 to $39,183,554 during the same period in 2000, and the Partnership's effective interest rate decreased from 8.63% in 1999 to 8.52% in 2000.

Three Months Ended September 30, 2000 and 1999

Revenues totaled $4,580,703 for the nine months ended September 30, 2000 representing an increase of approximately 3% over the same period in 1999. Of these revenues, $3,264,238 (72%) was derived from basic service charges, $328,070 (7%) from premium services, $370,374 (8%) from tier services, $83,965 (2%) from installation charges, $104,123 (2%) from service maintenance contracts, $287,712 (6%) from advertising and $142,221 (3%) from other sources. The growth in revenue is attributable to rate increases implemented in the Partnership's systems.

Operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $378,900 for the three months ended September 30, 2000, representing a decrease of approximately 5% over the same period in 1999. This is primarily due to decreased operating salaries and regional management expense offset by increased vehicle operating expenses and drop material costs.

General and administrative expenses totaled $1,068,628 for the three months ended September 30, 2000, representing an increase of approximately 2% over the same period in 1999. This increase is primarily attributable to: (i) increases in revenue based expenses such as management, franchise and copyright fees; and
(ii) increases in property tax and rental expenses.

Programming expenses totaled $1,246,123 for the three months ended September 30, 2000, representing an increase of approximately 5% over the same period in 1999. This increase is primarily attributable to higher programming costs resulting from rate increases charged by various program suppliers.

Depreciation and amortization expense for the three months ended September 30, 2000 increased approximately 8% over the same period in 1999. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant & equipment offset by certain assets becoming fully depreciated in 1999.

Interest expense for the three months ended September 30, 2000 decreased approximately 5% over the same period in 1999. The Partnership's average bank debt outstanding decreased from $40,422,155 during the third quarter of 1999 to $38,676,847 during the third quarter of 2000, and the Partnership's effective interest rate decreased from 8.73% in 1999 to 8.68% in 2000.

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

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.00 to 1.00 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.20 to 1.00. As of September 30, 2000 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $40,200,000. Certain fixed rate agreements in place as of June 30, 2000 expired during the third quarter of 2000, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $17,750,000 fixed at 8.385% under the terms of a self amortizing interest rate swap agreement with the Partnership's lender expiring December 29, 2000; $10,000,000 at a Libor based rate of 8.785% expiring December 15, 2000; $6,000,000 fixed at 8.085% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; $4,100,000 fixed at 8.085% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2001; $2,100,000 at a Libor based rate of 8.929% expiring January 4, 2001; and $250,000 at a Libor based rate of 8.785% expiring December 11, 2000. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 2000, the Partnership incurred approximately $1,211,000 in capital expenditures, including the second phase of fiber deployment to the Stanwood School District in the Camano, WA system; the construction of a fiber optic backbone in the Brenham, TX system; the initial phase of an upgrade of the distribution plant to 550 MHz in the Sequim, WA system; as well as various line extensions and vehicle replacements in all of the systems.

Planned expenditures for the balance of 2000 include the continuation of fiber deployment to the Stanwood School District and the launch of a new digital service product in the Camano, WA system; continuation of construction on the fiber optic backbone and ongoing system upgrade to 550 MHz in of the Brenham, TX system; launch of a new digital service product in the Bay City, TX system; the continuation of the upgrade of the distribution plant to 550 MHz and the launch of a new digital service product in the Sequim, WA system; launch of a new digital service product in the Vidalia, GA system; and various line extensions and vehicle replacements in all of the systems.

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

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                           Managing General Partner



Dated:           BY:  /s/ RICHARD I. CLARK
      ----------    -------------------------------------------
                          Richard I. Clark
                          (Vice President/Treasurer)



Dated:           BY:  /s/ GARY S. JONES
      ----------    -------------------------------------------
                          Gary S. Jones
                          (Vice President)