Form 10-K
period 2000-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2001-03-30
CIK 813658

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

                   For the fiscal year ended DECEMBER 31, 2000

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

(3) Form 10-Q Quarterly Reports for periods ended June 30, 1989, September 30, 1989 and March 31, 1993, respectively.

(4)     Form 8-K dated September 27, 1993

(5)     Form 8-K dated March 1, 1996

(6)     Form 8-K dated December 5, 1997

This filing contains ____ pages. Exhibits Index appears on page ____. Financial Statements/Schedules Index appears on page ____. -

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

                                     PART I

ITEM 1. BUSINESS

     Northland Cable Properties Seven Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners (the "General Partners") and approximately 2,825 limited partners as of December 31, 2000. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner"). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the "Administrative General Partner").

     Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for cable television systems owned by 4 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems and is the majority member and manager of Northland Cable Ventures LLC ("NCV"). Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries of NTC include:

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

     The Partnership was formed on April 17, 1987 and began operations in 1987. As of December 31, 2000, the total number of basic subscribers served by the Systems was 37,358, and the Partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 62%.

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

     Brenham, TX: Brenham, Texas, with a population of approximately 12,000 is strategically located about midway between Houston and Austin. The population has grown steadily over the last 15 years at a rate of two and one-half percent per year. The city of Brenham serves as a hub for commerce, trade and services to the surrounding counties of Burleson, Waller, Lee, Fayette, Austin, Colorado and Grimes. Brenham's proximity to Houston makes it a gateway through which international trade and commerce proceed to Austin, San Antonio and other western cities. A main line of the Santa Fe Railway also services the city. Certain information regarding the Brenham, TX system as of December 31, 2000, is as follows:

Basic Subscribers                             3,957
Tier Subscribers                              1,516
Premium Subscribers                           1,445
Estimated Homes Passed                        5,690

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

     There is an abundance of recreational and sporting activities in the Bay City area, including freshwater and deep-sea fishing. The Gulf of Mexico, Matagorda Beach, the Colorado River, bays and bayous combine to meet the recreational needs of both tourists and residents. Certain information regarding the Bay City, TX system as of December 31, 2000, is as follows:

Basic Subscribers                             5,107
Tier Subscribers                              2,259
Premium Subscribers                           2,140
Estimated Homes Passed                        8,720

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

     Camano Island is currently experiencing growth at a rate of 200 to 250 new homes per year. The island is primarily residential with neighborhood grocery stores, service stations, restaurants and other incidental services. The neighboring mainland community of Stanwood provides the area with an education system, additional shopping and medical services. Many employed residents of Camano Island work in the neighboring cities of Everett (an industrial center), Stanwood and Mount Vernon (mainly agricultural), while many have chosen Camano Island as a retirement residence. Certain information regarding the Camano Island, WA system as of December 31, 2000, is as follows:

Basic Subscribers                               6,910
Tier Subscribers                                3,753
Premium Subscribers                             2,976
Estimated Homes Passed                         10,100

     Sequim, WA: Clallam County's population is approximately 63,600, with approximately 18,500 residing in the city of Port Angeles, WA, the county seat. Sequim is located approximately 15 miles east of Port Angeles. The county's work force is concentrated in the lumber/wood products, logging, tourism, aerospace/aviation, fishing and education industries. Some of the most productive forest land in the United States is located on the Olympic Peninsula, and timber has been the traditional mainstay of Clallam County's economy. A natural deep-water harbor and relative proximity to the Far East have encouraged international trade development for the county's products. The Olympic National Park, ferry access to Victoria, British Columbia, Canada, sport fishing, and other scenic and recreational attractions bring a steady stream of tourists through Clallam County. Certain information regarding the Sequim, WA system as of December 31, 2000, is as follows:

Basic Subscribers                             5,152
Tier Subscribers                              2,903
Premium Subscribers                             680
Estimated Homes Passed                        7,230

     Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 12,000, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 2000, is as follows:

Basic Subscribers                             5,549
Tier Subscribers                              1,685
Premium Subscribers                           2,499
Estimated Homes Passed                       12,625

     Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 2000, is as follows:

Basic Subscribers                             3,364
Tier Subscribers                                926
Premium Subscribers                           2,458
Estimated Homes Passed                        4,730

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

Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 2000, is as follows:

Basic Subscribers                             7,319
Super Basic Subscribers                       1,630
Premium Subscribers                           3,166
Estimated Homes Passed                       11,610

     The Partnership had 72 employees as of December 31, 2000. Management of these systems is handled through offices located in the towns of Brenham and Bay City, Texas, as well as Vidalia, Sandersville, Toccoa and Royston, Georgia. The Sequim and Camano systems share the costs of offices maintained by affiliates of the Partnership pursuant to the terms of operating management agreements. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

     Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into four categories: basic subscribers, expanded basic subscribers, premium subscribers and digital subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Expanded basic subscribers" are households that subscribe to an additional level of programming service, the content of which varies from system to system. "Premium subscribers" are households that subscribe to one or more "pay channels" in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, Disney, The Movie Channel, Starz and Encore. "Digital subscribers" are those who subscribe to digitally delivered video and audio services where offered.


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

DIRECT BROADCAST SATELLITE SERVICE

     High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years and together now serve over 10 million customers nationwide. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Recent federal legislation reduced this competitive disadvantage. Nevertheless, technological limitations still affect DBS companies, and it is expected that DBS companies will offer local broadcast programming only in the top 50 to 100 U.S. markets for the foreseeable future. The same legislation reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS's market share over recent years. The impact of DBS services on the Partnership's market share within its service areas cannot be precisely determined but is estimated to have taken away between 2% and 6%, depending upon the specific area.

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

     The operation of a cable system is extensively regulated at the federal, local, and, in some instances, state levels. The Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the 1996 Telecommunications Act (the "1996 Telecom Act", and, collectively, the "Cable Act") establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission ("FCC") has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Partnership cannot predict the impact of future developments on the cable television industry. Future regulatory and legislative changes could adversely affect the Partnership's operations.

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

     As of December 31, 2000, approximately 4% of the Partnership's local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

     The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of non- "basic" and non-"premium", programming services. The 1996 Telecom Act, however, provided special rate relief for small cable operators offering cable programming service tiers. The elimination of cable programming service tier regulation afforded the Partnership substantially greater pricing flexibility.

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

     Under the FCC's rate rules, premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in 2002. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

     Regulation by the FCC of cable programming service tier rates for all systems, regardless of size, sunset pursuant to the 1996 Telecom Act on March 31, 1999. Certain legislators, however, have called for new rate regulations. Should this occur, all rate deregulation, including that applicable to small operators like the Partnership, could be jeopardized.

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

     The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet services, but the U.S. Court of Appeals for the 11th Circuit recently ruled in Gulf Power Co. v. FCC, 208F.3d 1263 (11th Cir. 2000) ("Gulf Power") that the FCC has no authority to regulate pole rents for cable systems providing Internet services (because, the court ruled, Internet services are not telecommunications services or cable services). The court subsequently stayed the issuance of the mandate in Gulf Power pending the filing of and final action on a petition for write of certiorari seeking review of the Gulf Power decision in the U.S. Supreme Court. The stay allows for the orderly review of the decision in the U.S. Supreme Court. In the interim, the FCC may continue to process pending pole attachment complaints under its existing rules and procedures. If the 11th Circuit decision goes into effect, it could significantly increase pole attachment rates and adversely impact cable operators.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. The Supreme Court effectively upheld most of the FCC interconnection regulations, but recently the 8th Circuit Court of Appeals vacated other portions of the FCC's rules on slightly different grounds. More recently, the 9th Circuit Court of Appeals ruled in the FCC's favor on these same rules, creating a split in authority that may be resolved by the Supreme Court. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the FCC can mandate that incumbent carriers make available to competitors, remain unresolved.

     Similarly, if another FCC decision requiring that incumbent telephone companies permit co-location of competitors' equipment on terms more favorable to competitors is sustained on administrative and judicial appeal, this decision, too, would make it easier for new entrants, including the Partnership, to provide telecommunications service.

INTERNET SERVICE

     There is at present no significant federal regulation of cable system delivery of Internet services. Furthermore, the FCC recently issued several reports finding no immediate need to impose this type of regulation. However, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the federal level that would require cable operators to provide access to unaffiliated Internet-service providers and online service providers. In one instance, the Federal Trade Commission is considering whether and to what extent to impose, as a condition of Time Warner's merger with America Online, certain "open access" requirements on Time Warner's cable systems, thereby allowing unaffiliated Internet-service providers access to Time Warner's broadband distribution infrastructure.

     Some local franchising authorities unsuccessfully tried to impose mandatory Internet access or "open access" requirements as part of cable franchise renewals or transfers. In AT&T Corp v. City of Portland, No. 99-35609 (9th Cir., June 22, 2000), the federal Court of Appeals for the Ninth Circuit overturned a federal district court in Portland, Oregon's ruling that local franchising authorities have the lawful authority to impose these type of conditions. The lower court had ruled that the City of Portland had inherent authority to require, as a condition of the City's consent to the transfer of TCI's cable franchise to AT&T, that AT&T provide "open access" to the "cable modem platform" of the Excite@Home Internet service. On appeal, the Court of Appeals rejected the City's attempt to impose "open access" conditions on AT&T delivery of Internet service over the cable system because that service, according to the Court, is not a cable service, but a "telecommunications service." The potential regulatory state and federal implications of this rationale are unclear, given the various regulatory requirements for the provision of telecommunications services. There have been at least two additional court rulings that have rejected local imposition of "open access" conditions on cable-provided Internet access, but those ruling have employed very different legal reasoning. A federal court in Virginia found that Internet service was a cable service, but as such was exempt from local "open access" regulation. Another federal court in Florida even more recently ruled that "open access" could not be imposed on local operators because doing so would violate the First Amendment. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate any plans the Partnership may have to develop for providing Internet service.

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

     Under the 1996 Telecom Act, local exchange carriers providing video programming should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier elects to deploy its plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC's open video system rules, including its preemption of local franchising. The FCC recently revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to local and state authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

     Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Cable operator buyouts of co-located local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

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

MUST CARRY/RETRANSMISSION CONSENT

     The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between a "must carry" status or a "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

     The Partnership has been able to reach agreements with all of the broadcasters who elected retransmission consent. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Partnership, although these provisions may affect the operations of the Partnership in the future, depending on factors as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when these arrangements are negotiated or renegotiated.

     The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The broadcast industry continues to press the FCC on the issue of digital must carry. A rulemaking regarding must carry obligations during the transition from analog to digital broadcasting remains pending at the FCC. It remains unclear when a final decision will be released.

ACCESS CHANNELS

     Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. In the Partnership's experience to date, requests for commercial leased access carriages have been relatively limited.

ACCESS TO PROGRAMMING

     To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires these programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators or programmers who deliver their service by terrestrial means (rather than by satellite) to the program access requirements. These changes should not have a dramatic impact on the Partnership, but would limit potential competitive advantages the Partnership enjoys.

INSIDE WIRING; SUBSCRIBER ACCESS

     In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators.

     With limited exceptions, existing FCC regulations prohibit any state or local law or regulations, or private covenant, private contract, lease provision, homeowners' association rule or similar restriction, impairing the installation, maintenance or use of certain video reception antennas on property within the exclusive control of a tenant or property owner.

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


COPYRIGHT

     Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. Effective July 1, 2000, the federal Copyright Office increased the cable compulsory license rates used to calculate cable systems' copyright payments under the cable compulsory license. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. The outcome of this legislative activity cannot be predicted. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

     Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers (ASCAP) and BroadcastMusic, Inc. (BMI). The cable industry has had a long series of negotiations and adjudications with both organizations. A prior voluntarily negotiated settlement with BMI has now expired, and is subject to further proceedings. The governing rate court recently set retroactive and prospective cable industry rates for ASCAP music based on the previously negotiated BMI rate. Although the Partnership cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees that they may be required to pay for past and future use of association-controlled music, the Partnership does not currently believe these license fees will be significant to their business and operations.

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

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. The Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt by the franchising authority of all information required by FCC regulations. Approval is deemed to be granted if the franchising authority fails to act within such 120-day period. Historically, most of the Partnership's franchises have been renewed and transfer consents granted.

     Under the 1996 Telecom Act, local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services except for certain "competitively neutral" requirements necessary to manage public rights of way. In addition, local franchising authorities may not require the Partnership to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial cable franchise grant, franchise renewal, or franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that the Partnership derives from providing new telecommunications services.


ITEM 2. PROPERTIES

     The Partnership's cable television systems are located in and around Brenham and Bay City, Texas; Camano Island, Sequim, Stanwood, and Bayview, Washington, and Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership's cable plant passed approximately 60,705 homes as of December 31, 2000. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is a party to ordinary and routine litigation proceedings that are incidental to the Partnership's business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) There is no established public trading market for the Partnership's units of limited partnership interest.

     (b) The approximate number of equity holders as of December 31, 2000, is as follows:

Limited Partners:                             2,825

General Partners:                                 2

     (c) During 2000, the Partnership did not make cash distributions to the limited partners or to the General Partners. The limited partners have received in the aggregate in the form of cash distributions $3,108,554 on total initial contributions of $24,893,000 as of December 31, 2000. As of December 31, 2000, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios, and compliance with financial covenants required by the Partnership's lender.

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEARS ENDED DECEMBER 31,
                           -----------------------------------------------------------------------------------------
                               2000               1999                1998              1997               1996
                           ------------       ------------       ------------       ------------       -------------
SUMMARY OF OPERATIONS:

Revenue                    $ 18,187,025       $ 17,605,125       $ 16,877,376       $ 13,573,985       $ 11,310,000
Operating income              2,771,397          2,654,459          1,884,639            372,969             16,476
Loss on disposal of
  Assets                        (86,952)           (86,565)          (202,025)           (14,486)           (10,146)
Net loss                       (815,334)        (1,043,449)        (2,053,933)        (2,421,083)        (2,215,885)
Net loss per limited
  partner unit
  (weighted average)                (16)               (21)               (41)               (48)               (44)
Cumulative tax losses
  per limited partner
  unit                             (402)              (402)              (402)              (402)              (402)

                                                                    DECEMBER 31,
                            ----------------------------------------------------------------------------------------
                                 2000               1999               1998              1997              1996
                            -----------        ------------       ------------       ------------       ------------
BALANCE SHEET DATA:

Total assets                $ 31,786,692       $ 31,785,098       $ 34,424,298       $ 36,349,084       $ 28,151,750
Notes payable                 40,016,323         39,943,721         41,217,445         41,543,600         31,200,000
Total liabilities             43,098,506         42,281,578         43,877,329         43,784,182         33,129,765
General partners'
  Deficit                       (325,586)          (317,433)          (306,999)          (286,460)          (262,249)
Limited partners'
  (deficit)                  (10,986,228)       (10,179,047)        (9,146,032)        (7,112,638)        (4,715,766)
Distributions per
  Limited partner unit                 0                  0                  0                  0                  3
Cumulative distribu-
  tions per limited
  partner unit                        63                 63                 63                 63                 63

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2000 AND 1999

Total revenue reached $18,187,025 for the year ended December 31, 2000, representing an increase of approximately 3% over 1999. Of the 2000 revenue, $12,899,026 (72%) is derived from subscriptions to basic service, $1,327,789 (7%) from subscriptions to premium services, $1,466,352 (8%) from subscriptions to expanded basic services, $417,502 (2%) from service maintenance revenue,

$1,172,590 (6%) from advertising revenue and $903,766 (5%) from other sources. The increase in revenues are primarily attributable to: (i) rate increases implemented in the Partnership's systems during the year; and (ii) revenue from the increase in penetration of new product tiers; and (iii) increases in ad sales revenue.

     The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                             2000          1999          1998          1997          1996
                           --------      --------      --------      --------      --------
Basic Rate                 $  27.85      $  25.85      $  24.55      $  23.75      $  22.45
Tier Rate                      8.95          8.65          8.25          8.15          7.30
HBO Rate                      10.75         10.65         10.65         10.15         10.05
Cinemax Rate                   7.65          7.45          7.25          8.70          8.50
Showtime Rate                  8.65          8.60          8.10          8.50          8.00
Movie Channel Rate             7.00          7.25          7.00          7.50          7.45
Disney Rate                    --            7.25          6.50          7.50          7.20
Encore Rate                    1.50          1.50          1.50          --            --
Starz Rate                     5.50          7.00          7.00          --            --
Service Contract Rate          2.20          2.20          2.35          2.60          3.05


     Operating expenses totaled $1,493,864 for the year ended December 31, 2000, representing a decrease of approximately 7% over 1999. This decrease is primarily attributable to decreased system maintenance expense and drop materials. Salary and benefit costs are a major component of operating expense. Employee wages are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects increases in operating expenses in the future.

     General and administrative expenses totaled $4,288,711 for the year ended December 31, 2000, representing an increase of approximately 4% over 1999. This increase is mainly due to increases in salary and benefit costs, and increases in revenue based expenses, such as franchise fees and management fees. Significant administrative expenses are based on Partnership revenues (franchise fees, copyright fees and management fees). Therefore, as the Partnership's revenues increase, the trend of increased administrative expenses is expected to continue.

     Programming expenses totaled $4,987,278 for the year ended December 31, 2000, representing an increase of approximately 6% over 1999. This increase is primarily due to higher costs charged by various program suppliers, as well as the addition of new channels. Programming expenses mainly consist of payments made to suppliers of various cable programming services. As these costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. Moreover, rate increases from program suppliers, as well as fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

     Depreciation and amortization expense increased approximately 3% as compared to 1999. This is due to depreciation and amortization on recent purchases of plant and equipment offset by assets that became fully depreciated and amortized during the year.

     Interest expense for the year ended December 31, 2000 decreased approximately 3% as compared to 1999. The Partnership's average bank debt balance decreased from approximately $40,580,583 during 1999 to $39,980,022 during 2000. The Partnership's effective interest rate during 2000 was approximately 8.50% as compared to a rate of approximately 8.24% during 1999.

     The operating losses incurred by the Partnership are historically a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income in each year in the three year period ending December 31, 2000. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership's assets are fully depreciated.

1999 AND 1998

     Total revenue reached $17,605,125 for the year ended December 31, 1999, representing an increase of approximately 4% over 1998. Of the 1999 revenue, $12,526,573 (72%) is derived from subscriptions to basic service, $1,431,127 (8%) from subscriptions to premium services, $1,382,357 (8%) from subscriptions to expanded basic services, $396,955 (2%) from service maintenance revenue, $926,625 (5%) from advertising revenue and $941,488 (5%) from other sources. Revenue increases in 1999 are attributable to rate increases, increased penetration of new product tiers and increased ad sales revenue.

     Operating expenses totaled $1,598,931 for the year ended December 31, 1999, representing an increase of approximately 6% over 1998. This increase is primarily attributable to salary and benefit costs which are a major component of operating expense. Employee wages are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects the trend of increases in operating expenses to continue.

      General and administrative expenses totaled $4,134,554 for the year ended December 31, 1999, representing an increase of approximately 4% over 1998. This increase is mainly due to increases in salary and benefit costs, and increases in revenue based expenses, such as franchise fees and management fees. Significant administrative expense are based on Partnership revenues (franchise fees, copyright fees and management fees ). Therefore, as the Partnership's revenues increase, the trend of increased administrative expenses is expected to continue.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 2000, the Partnership's primary source of liquidity was cash flow from operations and credit available under the bank loan facility. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 2000, the Partnership borrowed $2.1 million under its revolving credit facility to fund a portion of its capital expenditures. Management's estimates for 2001 indicate that the cash generated from monthly subscriber billings and amounts available under its revolving credit facility are expected to be sufficient to meet the Partnership's working capital needs, as well as the debt service obligations of its bank loan.

       In December 1997 the Partnership amended its term loan agreement increasing its overall credit limit to $45,000,000 to finance the acquisition of the Toccoa and Royston systems. Terms of the credit agreement provide for a $37,000,000 term loan payable in graduating quarterly installments which began March 31, 1998. An $8,000,000 revolving credit facility converted to a term loan on December 1, 2000 with graduating quarterly installments of principal. Both facilities mature June 30, 2006. On January 26, 2001 the Partnership amended its loan agreement to modify certain financial covenants and make available an additional $4,500,000 revolving line of credit.

     At December 31, 2000, the Partnership's term loan balance was $39,700,000. As of the date of this filing, interest rates on the credit facility were as follows: $20,350,000 interest rate swap agreement fixed at a rate of 7.015% expiring March 12, 2002; $17,250,000 at a LIBOR based rate of 8.56313% expiring March 30, 2001; $2,100,000 at a LIBOR based rate of 8.49625% expiring March 30, 2001 and $250,000 at a LIBOR based rate of 8.7025% expiring March 12, 2001. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Partnership's overall leverage fluctuates. The Partnership also entered into a forward interest rate swap agreement in which $20,000,000 will be fixed at a rate of 7.015%, beginning March 30, 2001 and expiring March 29, 2002.

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

     The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The notional amounts of these interest rate swaps are $20,350,000 at the date of this filing. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives.

     As of January 1, 2001, the Partnership implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result the Partnership recorded the fair value of all swap agreements on its balance sheet, based on fair value estimates received from its financial institutions. Each quarter the change in market value of the Partnership's derivatives will be recorded as other income or expense.

                                                                   Expected Maturity Date
                           -----------------------------------------------------------------------------------------------------
                                2001           2002           2003         2004          2005       Thereafter         Total
                           -------------     ---------     ---------     ---------     ---------     ---------     -------------
Liabilities
Debt Maturity                  3,279,776     4,632,362     6,183,572     7,527,579     8,929,868     9,463,166        40,016,323
Debt Interest Payments         3,261,997     2,925,731     2,466,054     1,883,330     1,183,889       402,185        12,123,186
Average Interest Rate               8.50%         8.50%         8.50%         8.50%         8.50%         8.50%             8.50%

Interest Rate Swaps
  Variable to Fixed
  Notional Amount             20,350,000          --            --            --            --            --          20,350,000
  Average Pay Rate*                 4.89%         --            --            --            --            --                4.89%
  Average Receive Rate*             5.06%         --            --            --            --            --                5.06%


   *plus an applicable margin, currently 2.125%

It is the Partnership's policy to renegotiate swap agreements on or near expiration.

     At December 31, 2000 the Partnership was required under the terms of its credit agreement to maintain certain financial ratios including a Total Debt to Annualized Cash Flow Ratio of 4.50 to 1 and an Annualized Cash Flow to Pro Forma Debt Service Ratio of 1.20 to 1, among other covenants. At December 31, 2000, the Partnership was not in compliance with its Total Debt to Annualized Cash Flow, Fixed Charge Coverage Ratio, and Capital Expenditure covenants; however, appropriate waivers have been obtained from the partnership's creditor. The Partnership anticipates being in compliance with the terms of its credit agreement for the quarter ending March 31, 2001.

CAPITAL EXPENDITURES

     During 2000, the Partnership incurred approximately $4,300,000 in capital expenditures. These expenditures included an upgrade of the distribution plant to 550 MHz and the continuation of the construction phase of a fiber optic backbone in the Brenham, TX system; a digital service launch in the Camano, WA system; a digital service launch in the Bay City, TX system; the initial phase of an upgrade of the distribution plant to 500 MHz in the Sandersville, GA system continuation of the 550 MHz upgrade in the Toccoa, GA system; a digital service launch in the Vidalia, GA system; as well as line extensions and vehicle replacements in various systems.

Management estimates that the Partnership will spend approximately $3,500,000 on capital expenditures during 2001. These expenditures include distribution plant upgrades, digital service launches, line extensions, channel additions, and vehicle replacements in various systems.

YEAR 2000 READINESS DISCLOSURE

    The efficient operation of the Partnership's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in several key areas of the Partnership's business, including subscriber billing and collections and financial reporting. Management has evaluated the programs and systems utilized in the conduct of the Partnership's business for the purpose of identifying Year 2000 compliance problems. We experienced no material issues or problems arising out of the Year 2000 issues, either in connection with our internal operations, third-party relationships or software products. We will continue to monitor our software products to ensure no problems arise either with regard to leap year or Year 2000 issues. We anticipate no material additional costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements of the Partnership for the years ended December 31, 2000, 1999 and 1998 are included as a part of this filing (see Item 14(a)(1) below).

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

     JOHN S. WHETZELL (AGE 59). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 26 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

     JOHN E. IVERSON (AGE 64). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 38 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

     RICHARD I. CLARK (AGE 43). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 22 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

     GARY S. JONES (AGE 43). Mr. Jones is Vice President and Chief Financial Officer for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 55). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

     H. LEE JOHNSON (AGE 57). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 32 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

     R. GREGORY FERRER (AGE 45). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland's property tax filing, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

     MATTHEW J. CRYAN (AGE 36). Mr. Cryan is Vice President - Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

    LAURA N. WILLIAMS (age 34). Ms Williams is Vice President and Senior Counsel for Northland and has served in this role since August 2000. Prior to this time, she served as Associate Counsel for each of the Northland entities from August 1995. She is a member of the Washington State Bar Association, American Bar Association and Women in Telecommunications. Ms. Williams received her Bachelor of Science in Business Administration with a major in finance and an MBA degree from California State University, Long Beach, and has a Juris Doctor degree from Seattle University School of Law.

     Certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

     MILES Z. GORDON (AGE 54). Mr. Gordon is President of FNE and President and Chief Executive Officer of Financial Network Investment Corporation (FNIC), and has held those positions since 1983. From 1979 through April 1983 he was President of University Securities Corporation. In 1978, Mr. Gordon was engaged in the private practice of law, and from 1973 through 1978 he was employed by the Securities and Exchange commission. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors. He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association.

     JOHN S. SIMMERS (AGE 51). Mr. Simmers is Vice President, Secretary and Treasurer of FNE and Executive Vice President and Chief Operating Officer of FNIC and has held those positions since 1983. From June 1980 through April 1983 he was Executive Vice President of University Securities Corporation, Vice President of University Capital Corporation, and Vice President of University Asset Management Group. From 1974 through May 1980 he was employed by the National Association of Securities Dealers.


ITEM 11. EXECUTIVE COMPENSATION

     The Partnership does not have executive officers. However, compensation was paid to the General Partner during 2000 as indicated in Note 3 to the Notes to Financial Statements--December 31, 2000 (see Items 14(a)(1) and 13(a) below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1999 is as follows:


                                                                       AMOUNT AND NATURE
                                 NAME AND ADDRESS                        OF BENEFICIAL                 PERCENT OF
    TITLE OF CLASS              OF BENEFICIAL OWNER                        OWNERSHIP                     CLASS
----------------------    ------------------------------        -----------------------------         -------------
  General Partner's       Northland Communications              (See Note A)                          (See Note A)
      Interest            Corporation
                          1201 Third Avenue
                          Suite 3600
                          Seattle, Washington  98101

  General Partner's       FN Equities Joint Venture             (See Note B)                          (See Note B)
        Interest          2780 Skypark Dr.
                          Suite 300
                          Torrance, California  90505

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

     Northland Cable News, Inc. ("NCN"), an affiliate of Northland, provided programming to certain of the Partnership's systems for which it is compensated.

     Cable Ad-Concepts, Inc. ("CAC"), an affiliate of Northland, provides the production and development of video commercial advertisements and advertising sales support for which it is compensated.

     See Note 3 of the Notes to Financial Statements--December 31, 2000 or disclosures regarding transactions with the General Partners and affiliates.

             The following schedule summarizes these transactions:


                                            FOR THE YEARS ENDED DECEMBER 31,
                                         ------------------------------------
                                            2000         1999          1998
                                         ---------    ---------     ---------
Partnership management fees              $ 902,976    $ 869,688     $ 835,838
Operating expense reimbursements           996,585      877,597       853,979
Software installation and
 billing service fees to NCSC               73,749       69,620        79,141
Programming fees to NCN                    184,317      200,107       198,077
Reimbursements to CAC for
 services                                  154,890       93,808        66,734
Reimbursements from affiliates (net)       108,633      140,992       173,699
Amounts due (from) to General Partner
 and affiliates at year end                116,170      (36,750)      237,048

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

     (b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

     (c) INDEBTEDNESS OF MANAGEMENT.  None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                                  SEQUENTIALLY
                                                                                                    NUMBERED
                                                                                                      PAGE
                                                                                                  ------------
  (1)    FINANCIAL STATEMENTS:
         Report of Independent Public Accountants...............................................       ____

         Balance Sheets--December 31, 2000 and 1999.............................................       ____

         Statements of Operations for the years ended December 31, 2000, 1999 and 1998..........       ____

         Statements of Changes in Partners' Capital  (Deficit) for the years ended
         December 31,  2000, 1999 and 1998......................................................       ____

         Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998..........       ____

         Notes to Financial Statements--December 31,  2000......................................       ____

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


                                       NORTHLAND CABLE PROPERTIES SEVEN
                                       LIMITED PARTNERSHIP

                                       By: NORTHLAND COMMUNICATIONS CORPORATION
                                             (Managing General Partner)


Date:    3/30/00                       By /s/ John S. Whetzell
         -------                          -------------------------------------
                                              John S. Whetzell, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURES                                                   CAPACITIES                                 DATE
              ----------                                                   ----------                                 ----
/s/        John S. Whetzell                          Chief executive officer of registrant; chief executive          3/30/01
---------------------------------------------        officer and chairman of the board of directors of               -------
           John S. Whetzell                          Northland Communications Corporation


/s/        Richard I. Clark                          Director of Northland Communications Corporation                3/30/01
---------------------------------------------                                                                        -------
           Richard I. Clark

/s/        John E. Iverson                           Secretary and Director of Northland                             3/30/01
---------------------------------------------        Communications Corporation                                      -------
           John E. Iverson

/s/        Gary S. Jones                             Principal financial officer and                                 3/30/01
---------------------------------------------        principal accounting                                            -------
           Gary S. Jones                             officer of the registrant; vice
                                                     president and principal accounting officer
                                                     of Northland Communications Corporation

                                 EXHIBITS INDEX

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                          DESCRIPTION                          PAGE
  -------                         -----------                      ------------

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Financial Statements
As of December 31, 2000 and 1999
Together with Auditors' Report

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Northland Cable Properties Seven Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                        /s/ ARTHUR ANDERSEN LLP
                                        -----------------------

Seattle, Washington,
February 2, 2001

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999



                                            ASSETS

                                                           2000                1999
                                                      ------------        ------------
CASH                                                  $    492,858        $    534,003

ACCOUNTS RECEIVABLE                                        597,585             508,387

DUE FROM GENERAL PARTNER AND AFFILIATES                     41,170              56,699

PREPAID EXPENSES                                           124,286             109,062

INVESTMENT IN CABLE TELEVISION PROPERTIES:
      Property and equipment                            36,184,490          31,982,367
      Less- Accumulated depreciation                   (19,025,522)        (17,141,878)
                                                      ------------        ------------
                                                        17,158,968          14,840,489

   Franchise agreements (net of accumulated
      amortization of $9,111,670 and
      $7,490,983 in 2000 and 1999,
      respectively)                                     12,525,200          14,512,464
   Acquisition costs (net of accumulated
      amortization of $296,875 and $235,951
      in 2000 and 1999, respectively)                       62,809             123,733
   Loan fees and other intangibles (net of
      accumulated amortization of $1,448,173
      and $1,164,248 in 2000 and 1999,
      respectively)                                        625,443             936,315
   Goodwill (net of accumulated amortization
      of $64,556 and $58,983 in 2000 and
      1999, respectively)                                  158,373             163,946
                                                      ------------        ------------
            Total investment in cable
               television properties                    30,530,793          30,576,947
                                                      ------------        ------------

            Total assets                              $ 31,786,692        $ 31,785,098
                                                      ============        ============

                             LIABILITIES AND PARTNERS' DEFICITS

                                                           2000                1999
                                                      ------------        ------------
LIABILITIES:
   Accounts payable and accrued expenses              $  2,248,109        $  1,546,045
   Due to General Partner and affiliates                   157,340              19,949
   Deposits                                                 43,580              37,510
   Subscriber prepayments                                  633,154             734,353
   Notes payable                                        40,016,323          39,943,721
                                                      ------------        ------------
            Total liabilities                           43,098,506          42,281,578
                                                      ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' DEFICIT:
   General partners-
      Contributed capital                                  (25,367)            (25,367)
      Accumulated deficit                                 (300,219)           (292,066)
                                                      ------------        ------------
                                                          (325,586)           (317,433)
                                                      ------------        ------------
   Limited partners-
      Contributed capital, net -
         49,656 units                                   18,735,576          18,735,576
      Accumulated deficit                              (29,721,804)        (28,914,623)
                                                      ------------        ------------
                                                       (10,986,228)        (10,179,047)
                                                      ------------        ------------
            Total liabilities and partners'
               deficit                                $ 31,786,692        $ 31,785,098
                                                      ============        ============




      The accompanying notes are an integral part of these balance sheets.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                2000                1999                1998
                                                           ------------        ------------        ------------
REVENUE                                                    $ 18,187,025        $ 17,605,125        $ 16,877,376
                                                           ------------        ------------        ------------
EXPENSES:
   Operating (including $194,541, $176,200 and
      $87,794, net, paid to affiliates in 2000, 1999
      and 1998, respectively)                                 1,493,864           1,598,931           1,506,573
   General and administrative (including $1,736,970,
      $1,571,398 and $1,495,928, net, paid to
      affiliates in 2000, 1999 and 1998,
      respectively)                                           4,288,711           4,134,554           3,962,335
   Programming (including $272,343, $240,809 and
      $205,030, net, paid to affiliates in 2000,
      1999 and 1998, respectively)
                                                              4,987,278           4,706,054           4,450,948
   Depreciation and amortization                              4,645,775           4,511,127           5,072,881
                                                           ------------        ------------        ------------
                                                             15,415,628          14,950,666          14,992,737
                                                           ------------        ------------        ------------
            Operating income                                  2,771,397           2,654,459           1,884,639

OTHER INCOME (EXPENSE):
   Amortization of loan fees                                   (141,573)           (151,670)           (151,700)
   Interest income                                               18,365              26,629              24,932
   Interest expense                                          (3,376,571)         (3,488,367)         (3,607,539)
   Loss on disposal of assets                                   (86,952)            (86,565)           (202,025)
   Other                                                           --                 2,065              (2,240)
                                                           ------------        ------------        ------------
            Net loss                                       $   (815,334)       $ (1,043,449)       $ (2,053,933)
                                                           ============        ============        ============

ALLOCATION OF NET LOSS:
   General partners                                        $     (8,153)       $    (10,434)       $    (20,539)
                                                           ============        ============        ============

   Limited partners                                        $   (807,181)       $ (1,033,015)       $ (2,033,394)
                                                           ============        ============        ============

NET LOSS PER LIMITED PARTNERSHIP UNIT                      $        (16)       $        (21)       $        (41)
                                                           ============        ============        ============



        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                     General            Limited
                                    Partners           Partners              Total
                                 ------------        ------------        ------------
BALANCE, December 31, 1997       $   (286,460)       $ (7,112,638)       $ (7,399,098)

   Net loss                           (20,539)         (2,033,394)         (2,053,933)
                                 ------------        ------------        ------------
BALANCE, December 31, 1998           (306,999)         (9,146,032)         (9,453,031)

   Net loss                           (10,434)         (1,033,015)         (1,043,449)
                                 ------------        ------------        ------------
BALANCE, December 31, 1999           (317,433)        (10,179,047)        (10,496,480)

   Net loss                            (8,153)           (807,181)           (815,334)
                                 ------------        ------------        ------------
BALANCE, December 31, 2000           (325,586)        (10,986,228)        (11,311,814)
                                 ============        ============        ============



        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                          2000               1999               1998
                                                                      -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $  (815,334)       $(1,043,449)       $(2,053,933)
   Adjustments to reconcile net loss to net cash
      provided by operating activities-
         Depreciation and amortization expense                          4,645,775          4,511,127          5,072,881
         Amortization of loan fees                                        141,573            151,670            151,700
         Loss on disposal of assets                                        86,952             86,565            202,025
         Changes in certain assets and liabilities:
           Accounts receivable                                            (89,198)           (79,861)           365,474
           Prepaid expenses                                               (15,224)            (3,944)           (21,212)
           Accounts payable and accrued expenses                          166,593           (145,160)           271,979
           Due to General Partner and affiliates                          152,920           (273,798)           178,495
           Deposits                                                         6,070              2,206              5,063
           Subscriber prepayments                                        (101,199)            91,169             (6,998)
                                                                      -----------        -----------        -----------
            Net cash provided by operating activities                   4,178,928          3,296,525          4,165,474
                                                                      -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (4,318,329)        (2,950,608)        (2,947,746)
   Purchase of other intangibles                                           (4,900)           (57,059)            (9,709)
   Proceeds from fixed asset disposals                                     30,554             42,642             10,034
                                                                      -----------        -----------        -----------
            Net cash used in investing activities                      (4,292,675)        (2,965,025)        (2,947,421)
                                                                      -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                          2,100,000               --              190,100
   Principal payments on notes payable                                 (2,027,398)        (1,273,724)          (516,255)
   Loan fees and other                                                       --                 --               (1,671)
                                                                      -----------        -----------        -----------
            Net cash (used in) provided by financing activities            72,602         (1,273,724)          (327,826)
                                                                      -----------        -----------        -----------
(DECREASE) INCREASE IN CASH                                               (41,145)          (942,224)           890,227

CASH, beginning of year                                                   534,003          1,476,227            586,000
                                                                      -----------        -----------        -----------
CASH, end of year                                                     $   492,858        $   534,003        $ 1,476,227
                                                                      ===========        ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                             $ 3,332,982        $ 3,490,994        $ 3,628,555
                                                                      ===========        ===========        ===========



        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000




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

Northland Communications Corporation is the Managing General Partner (the General Partner or Northland) of the Partnership. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is General Partner.

FN Equities Joint Venture, a California joint venture, is the Administrative General Partner of the Partnership.

Contributed Capital, Commissions and Offering Costs

The capitalization of the Partnership is set forth in the accompanying statements of changes in partners' deficit. No limited partner is obligated to make any additional contribution.

The general partners purchased their 1% interest in the Partnership by contributing $1,000 to partnership capital.

Pursuant to the Partnership Agreement, brokerage fees paid to an affiliate of the Administrative General Partner and other offering costs paid to the general partner were recorded as a reduction of limited partners' capital. The Administrative General Partner received a fee for providing certain administrative services to the Partnership.

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

Intangible Assets

Costs assigned to franchise agreements, acquisition costs, loan fees and other intangibles and goodwill are being amortized using the straight-line method over the following estimated useful lives:

            Franchise agreements                                         9-25 years
            Acquisition costs                                               5 years
            Loan fees and other intangibles                               1-9 years
            Goodwill                                                       40 years

Revenue Recognition

Cable television service revenue, including service maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $1,172,590, $926,625 and $788,527, respectively, in 2000, 1999 and 1998.

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

The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The notional amounts of these interest rate swaps are $10,100,000 at December 31, 2000. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership's case are interest rates.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133 - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) and in June 2000 issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133 -- an Amendment to FASB Statement No. 133," (SFAS 137) the effective date of SFAS 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 and SFAS 137 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the company's election, before January 1, 1999).

The Partnership's use of derivative instruments is limited to the fixed-to-floating swap contract on its debt facilities. See Note 6 regarding implementation of SFAS 133.

Estimates Used in Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $902,976, $869,688 and $835,838, for 2000, 1999 and 1998,
respectively.

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

The limited partners' total initial contributions to capital were $24,893,000 ($500 per partnership unit). As of December 31, 2000, $3,108,554 ($52.50 per partnership unit) had been distributed to the limited partners and the Partnership has repurchased $65,000 of limited partnership units ($500 per unit).

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

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged for these services were $996,585, $877,597 and $853,979, for 2000, 1999 and 1998, respectively.

In 2000, 1999 and 1998, the Partnership was charged software installation charges and maintenance fees for billing system support provided by an affiliate, amounting to $73,749, $69,620 and $79,141, respectively.

The Partnership has entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating, programming and administrative expenses. The Partnership received $108,663, $140,992 and $173,699, net, under the terms of these agreements during 2000, 1999 and 1998, respectively.

The Partnership pays monthly program license fees to Northland Cable News, Inc.
(NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 2000, 1999 and 1998 were $184,317, $200,107 and $198,077, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner, was formed in 1993 and began operations in 1994. CAC was organized to assist in the development of local advertising markets and management and training of local sales staff. CAC billed the Partnership $154,890, $93,808 and $66,734, in 2000, 1999 and 1998, respectively, for these services.

Due from/to General Partner and Affiliates

The receivable from the General Partner and affiliates consists of the following:

                                             December 31,
                                        ----------------------
                                         2000          1999
                                        -------       -------
Management fees                         $32,355       $ 6,576
Reimbursable operating costs, net         8,815         4,304
Other                                      --          45,819
                                        -------       -------
                                        $41,170       $56,699
                                        =======       =======

The payable to the General Partner and affiliates consists of the following:

                                              December 31,
                                        ----------------------
                                          2000           1999
                                        --------       --------
Reimbursable operating costs, net       $136,555       $   --
Other                                     20,785         19,949
                                        --------       --------
                                        $157,340       $ 19,949
                                        ========       ========

4. PROPERTY AND EQUIPMENT:

                                       December 31,
                               -----------------------------
                                   2000              1999
                               -----------       -----------
Land and buildings             $   968,357       $   922,048
Distribution plant              32,431,378        28,923,412
Other equipment                  2,607,748         2,114,492
Leasehold improvements              31,593            21,899
Construction in progress           145,414               516
                               -----------       -----------
                               $36,184,490       $31,982,367
                               ===========       ===========

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                     December 31,
                              ---------------------------
                                 2000             1999
                              ----------       ----------
Accounts payable              $  936,792       $  358,917
Programmer license fees          499,228          423,907
Franchise fees                   303,420          287,730
Interest                         133,890           90,301
Taxes                            104,112           69,385
Payroll                           97,993           92,914
Pole rental                       75,282           77,547
Copyright fees                    45,372           44,532
Other                             52,020          100,812
                              ----------       ----------
                              $2,248,109       $1,546,045
                              ==========       ==========

6. NOTES PAYABLE:

                                                                                                December 31,
                                                                                       -----------------------------
                                                                                           2000              1999
                                                                                       -----------       -----------
Revolving credit and term loan, collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants; currently 8.5% (weighted average). Graduated principal payments plus interest are due quarterly until maturity on June 30,
   2006. On December 1, 2000, the Partnership's revolving credit facility
   converted to a term loan                                                            $39,700,000       $39,600,000

Term loan, secured by parcel of land purchased with proceeds. Interest accrues at 9.25%. Principal and interest payments are due quarterly until maturity on
   January 14, 2003                                                                        175,018           182,368

Term loan, secured by parcel of land purchased with proceeds. Interest accrues at 8.00%. Principal and interest payments are due monthly until maturity on
   May 1, 2006                                                                             141,305           161,353
                                                                                       -----------       -----------
                                                                                       $40,016,323       $39,943,721
                                                                                       ===========       ===========

Annual maturities of the notes payable after December 31, 2000, are as follows:

2001                                              $3,279,776
2002                                               4,632,362
2003                                               6,183,572
2004                                               7,527,579
2005                                               8,929,868
Thereafter                                         9,463,166
                                                 -----------
                                                 $40,016,323
                                                 ===========

Under the term loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including an Annualized Cash Flow to Pro Forma Debt Service Ratio of 1.20 to 1, a Total Debt to Annualized Cash Flow Ratio of 4.50 to 1, a Fixed Charge Coverage Ratio of
1.00 to 1, and an Investment and Capital Expenditures limit of $2,250,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. At December 31, 2000, the Partnership was out of compliance with its Total Debt to Annualized Cash Flow, Fixed Charge Coverage Ratio, and Capital Expenditure covenants; however, appropriate waivers have been obtained from the Partnership's creditor.

The Partnership has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of underlying principal amounts. At December 31, 2000, the Partnership had outstanding two interest rate swap agreements with its bank, having a notional principal amount of $10,100,000. These agreements effectively change the Partnership's interest rate exposure to a fixed rate of 5.96% (weighted average), plus an applicable margin based on certain financial covenants (the margin at December 31, 2000 was 2%).

   Maturity Date        Fixed Rate      Notional Amount
   -------------        ----------      ---------------
March 12, 2001                 5.96%            $6,000,000
March 12, 2001                 5.96%            $4,100,000

At December 31, 2000, the Partnership would have received from the counterparty $15,567 to settle these agreements based on fair value estimates received from the financial institution. The Partnership has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, the Partnership will record an asset of $15,567 and a corresponding credit in its statement of operations related to the cumulative effect of the implementation of SFAS 133 on January 1, 2001. Each quarter, the change in the market value of the Partnership's derivative will be recorded as other income or expense.

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

There was no taxable income to the limited partners in any of the three years in the period ended December 31, 2000. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the limited partners is different from that reported in the statement of operations principally due to the differences in depreciation and amortization expense allowed for tax purposes and that amount recognized under generally accepted accounting principles. Traditionally, there were no other significant differences between taxable income and the net loss reported in the statements of operations.

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

8. COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounts to $390,062, $346,495 and $335,704, in 2000, 1999 and 1998, respectively. Minimum lease payments through the end of the lease terms are as follows:

2001                                                 $31,396
2002                                                  30,171
2003                                                  16,630
2004                                                   6,700
2005                                                   6,700
Thereafter                                             8,900
                                                 -----------
                                                    $100,497
                                                 ===========

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For 2000, 1999 and 1997, respectively, the Partnership was charged $23,443, $23,821 and $24,132 by the fund. As of December 31, 2000, the fund had a balance of $509,135.

9.  SUBSEQUENT EVENT:

On January 26, 2001 the Partnership amended its revolving credit and term loan agreement. Certain financial covenants were modified and a $4,500,000 facility was made available as a revolving line of credit for capital expenditures, working capital and other general business purposes.