Form 10-Q
period 2001-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2001-05-15
CIK 813658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number:    0-16718

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
              ----------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


       Washington                                        91-1366564
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington              98101
--------------------------------------------------             -------
    (Address of Principal Executive Offices)                  (Zip Code)

              (206)  621-1351
----------------------------------------------------
(Registrant's telephone number, including area code)

                   N/A
----------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

------------------------------
This filing contains __ pages. Exhibits index appears on page __.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS
(Prepared by the Managing General Partner)



                                                        March 31            December 31,
                                                          2001                 2000
                                                       -----------          -----------
                                                      (unaudited)
ASSETS

Cash                                                  $  1,182,580         $    492,858
Accounts receivable                                        528,564              597,585
Prepaid expenses                                           175,373              124,286
Due from affiliates                                         66,038               41,170
Property and equipment, net of accumulated
  depreciation of $19,713,833 and $19,025,522,
  respectively                                          17,779,628           17,158,968
Intangible assets, net of accumulated
  amortization of $11,498,686 and $10,921,274,
  respectively                                          12,899,583           13,371,825
                                                      ------------         ------------
Total assets                                          $ 32,631,766         $ 31,786,692
                                                      ============         ============


LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses                 $  1,192,471         $  2,248,109
Due to managing general partner and affiliates              88,072              157,340
Converter deposits                                          48,495               43,580
Subscriber prepayments                                     769,914              633,154
Notes payable                                           42,196,609           40,016,323
Interest rate derivative                                   131,577                   --
                                                      ------------         ------------
                  Total liabilities                     44,427,138           43,098,506
                                                      ------------         ------------

Partners' deficit:
 General Partners:
   Contributed capital, net                                (25,367)             (25,367)
   Accumulated deficit                                    (305,055)            (300,219)
                                                      ------------         ------------
                                                          (330,422)            (325,586)
                                                      ------------         ------------

 Limited Partners:
   Contributed capital, net                             18,735,576           18,735,576
   Accumulated deficit                                 (30,200,526)         (29,721,804)
                                                      ------------         ------------
                                                       (11,464,950)         (10,986,228)
                                                      ------------         ------------


                  Total partners' deficit              (11,795,372)         (11,311,814)
                                                      ------------         ------------


Total liabilities and partners' deficit               $ 32,631,766         $ 31,786,692
                                                      ============         ============



      The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(Prepared by the Managing General Partner)


                                               For the three months ended March 31,
                                               ------------------------------------
                                                    2001                  2000
                                                 -----------          -----------
                                                           (unaudited)
Service revenues                                 $ 4,554,058          $ 4,471,434

Expenses:
  Cable system operations (including
    $60,372 and $53,223 to affiliates in
    2001 and 2000, respectively)                     379,846              397,620
  General and administrative (including
   $448,079 and $419,137 to affiliates
     in 2001 and 2000, respectively)               1,084,404            1,024,118
  Programming (including $30,771
     and $60,775 to affiliates in 2001
     and 2000, respectively)                       1,309,508            1,239,560
Depreciation and amortization                      1,234,666            1,140,285

                                                 -----------          -----------
                                                   4,008,424            3,801,583
                                                 -----------          -----------

Income from operations                               545,634              669,851

Other income (expense):
   Interest expense                                 (903,216)            (876,236)
   Interest income and other                        (110,211)               8,796
                                                 -----------          -----------
                                                  (1,029,192)            (867,440)
                                                 -----------          -----------

Net loss                                         $  (483,558)         $  (197,589)
                                                 ===========          ===========

Allocation of net loss:

   General Partners                              $    (4,836)         $    (1,976)
                                                 ===========          ===========

   Limited Partners                              $  (478,722)         $  (195,613)
                                                 ===========          ===========

Net loss per limited partnership unit:
 (49,656 units)                                  $       (10)         $        (4)
                                                 ===========          ===========

Net loss per $1,000 investment                   $       (19)         $        (8)
                                                 ===========          ===========



        The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(Prepared by the Managing General Partner)


                                                             For the three months ended March 31,
                                                             -----------------------------------
                                                                 2001                 2000
                                                              -----------          -----------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $  (483,558)         $  (197,589)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                                1,234,666            1,140,285
   Loan fee amortization                                           31,057               37,917
   Mark-to-market on interest rate derivative                     131,577                   --
   Gain on sale of assets                                              --               (5,753)
   (Increase) decrease in operating assets:
     Accounts receivable                                           69,021               59,742
     Due from managing general partner and affiliates             (24,868)                  --
     Prepaid expenses                                             (51,087)              34,715
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                     (1,055,638)            (525,224)
     Due to managing general partner and affiliates               (69,268)              94,497
     Converter deposits                                             4,915                  515
     Subscriber prepayments                                       136,760               97,897

                                                              -----------          -----------
Net cash (used in) from operating activities                      (76,423)             737,002
                                                              -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                        (1,308,971)            (358,825)
Proceeds from sale of assets                                           --                5,753
Increase in intangibles                                          (105,170)                  --

                                                              -----------          -----------
Net cash used in investing activities                          (1,414,141)            (353,072)
                                                              -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                 (819,714)            (506,638)
Proceeds from borrowings                                        3,000,000                   --
                                                              -----------          -----------
Net cash from (used in) financing activities                    2,180,286             (506,638)
                                                              -----------          -----------

INCREASE (DECREASE) IN CASH                                       689,722             (122,708)

CASH, beginning of period                                         492,858              534,003


                                                              -----------          -----------
CASH, end of period                                           $ 1,182,580          $   411,295
                                                              ===========          ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                   $   922,187          $   842,782
                                                              ===========          ===========



        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 2001 and December 31, 2000, its statements of operations for the three months ended March 31, 2001 and 2000, and its statement of cash flows for the three months ended March 31, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

(2) Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and in June 2000 issued SFAS No. 138, amendment of SFAS 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

The Partnership has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership's derivatives will be recorded as other income or expense.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2001 and 2000

Revenues totaled $4,554,058 for the three months ended March 31, 2001 representing an increase of approximately 2% over the same period in 2000. Of these revenues, $3,160,215 (70%) was derived from basic services, $332,133 (7%) from premium services, $454,540 (10%) from expanded basic services, $100,540 (2%) from service maintenance contracts, $263,232 (6%) from advertising and $243,398 (5%) from other sources. The growth in revenue is attributable to rate increases implemented in the Partnership's systems during the first quarter of 2001 and an increase of approximately 11% in advertising revenues.

As of March 31, 2001, the Partnership's systems served approximately 36,900 basic subscribers, 16,300 premium subscribers and 16,600 expanded basic subscribers.

Operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $379,846 for the three months ended March 31, 2001, representing a decrease of approximately 4% over the same period in 2000. This is primarily due to decreased system maintenance expense and decreases in operating salaries and payroll benefits.

General and administrative expenses totaled $1,084,404 for the three months ended March 31, 2001, representing an increase of approximately 6% over the same period in 2000. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; and (ii) increases in revenue based expenses such as management, franchise and copyright fees.

Programming expenses totaled $1,309,508 for the three months ended March 31, 2001, representing an increase of approximately 6% over the same period in 2000. This increase is primarily attributable to: (i) higher programming costs resulting from rate increases charged by various existing program suppliers and addition of new programming services in some of the Partnership's systems; and
(ii) higher advertising sales commissions resulting from increases in advertising revenues.

Depreciation and amortization expense for the three months ended March 31, 2001 increased approximately 8% over the same period in 2000. Such increase is attributable to depreciation of recent purchases related to upgrading plant and equipment offset by certain assets becoming fully depreciated.

Interest expense for the three months ended March 31, 2001 increased approximately 3% over the same period in 2000. The Partnership's average bank debt outstanding increased from $39,690,402 during the first three months of 2000 to $41,106,466 during the same period in 2001. Additional borrowings were made to finance planned capital expenditures, including rebuilds of systems and new digital service launches. The Partnership's effective interest rate decreased from 8.45% in the first quarter of 2000 to 8.29% in the first quarter of 2001.

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

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.5 to 1.0 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.0 to 1.0. As of March 31, 2001 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $41,887,500. Certain fixed rate agreements in place as of December 31, 2000 expired during the first quarter of 2001, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $20,350,000 fixed at 7.015% under the terms of an interest rate swap agreement with the Partnership's lender expiring March 12, 2002; $18,500,000 fixed at 7.015% under the terms of a self amortizing interest rate swap agreement with the Partnership's lender expiring March 12, 2002; $1,500,000 fixed at 7.015% under the terms of a self amortizing interest rate swap agreement with the Partnership's lender expiring March 29, 2002; $1,500,000 at a LIBOR based rate of 6.7675% expiring October 4, 2001; and the remaining $37,500 at prime (currently 8.5%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 2001, the Partnership incurred approximately $1,309,000 in capital expenditures, including the continuation of an upgrade of the distribution plant to 550 MHz in the Brenham, Texas, Sequim, Washington, Sandersville, Georgia, and Toccoa, Georgia systems; as well as various line extensions and vehicle replacements in all of the systems.

Planned expenditures for the balance of 2001 include continuation of distribution plant upgrades, new digital service launches, line extensions, analog channel additions, and vehicle replacements in various systems.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership's primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Partnership's debt facilities. As of the date of this filing, the Partnership had entered into two interest rate swap agreements for $20,350,000 and $20,000,000 of these borrowings, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Had the Partnership not entered into these fixed rate agreements, the potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership's variable rate obligations would be approximately $403,000.

The Partnership does not use financial instruments for trading or other speculative purposes.

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

        None

ITEM 3 Defaults upon senior securities

        None

ITEM 4 Submission of matters to a vote of security holders

        None

ITEM 5 Other information

        None

ITEM 6 Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                            Managing General Partner



Dated: 5/15/01      BY:  /s/ RICHARD I. CLARK
       -------          ------------------------------------
                        Richard I. Clark
                        (Executive Vice President/Treasurer)



Dated: 5/15/01      BY:  /s/ GARY S. JONES
       -------          ------------------------------------
                        Gary S. Jones
                        (President)