Form 10-Q
period 2001-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2001-08-13
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to ___________

Commission File Number: 0-16718

Northland Cable Properties Seven Limited Partnership

(Exact Name of Registrant as Specified in Charter)

Washington	91-1366564

(State of Organization)	(I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington	98101

(Address of Principal Executive Offices)	(Zip Code)

(206) 621-1351 (Registrant’s telephone number, including area code)

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

Yes [X]          No [   ]

This filing contains      pages. Exhibits index appears on page      .

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS
(Prepared by the Managing General Partner)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Cash	$569,047	$492,858

Accounts receivable	565,646	597,585

Prepaid expenses	161,464	124,286

Due from affiliates	79,876	41,170

Property and equipment, net of accumulated depreciation of $20,036,310 and $19,025,522, respectively	18,650,157	17,158,968

Intangible assets, net of accumulated amortization of $12,071,757 and $10,921,274, respectively	12,345,919	13,371,825

Total assets	$32,372,109	$31,786,692

LIABILITIES AND PARTNERS’ DEFICIT

Accounts payable and accrued expenses	$1,374,024	$2,248,109

Due to managing general partner and affiliates	118,347	157,340

Converter deposits	51,595	43,580

Subscriber prepayments	629,274	633,154

Notes payable	42,126,744	40,016,323

Interest rate derivative	274,249	—

Total liabilities	44,574,233	43,098,506

Partners’ deficit:

General Partners:

Contributed capital, net	(25,367)	(25,367)

Accumulated deficit	(309,122)	(300,219)

	(334,489)	(325,586)

Limited Partners:

Contributed capital, net	18,735,576	18,735,576

Accumulated deficit	(30,603,211)	(29,721,804)

	(11,867,635)	(10,986,228)

Total partners’ deficit	(12,202,124)	(11,311,814)

Total liabilities and partners’ deficit	$32,372,109	$31,786,692

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(Prepared by the Managing General Partner)

	For the six months ended June 30,

	2001	2000

	(unaudited)
Service revenues	$9,279,104	$8,999,858

Expenses:

Cable system operations (including $117,865 and $101,758 to affiliates in 2001 and 2000, respectively)	769,587	751,185

General and administrative (including $876,286 and $855,612 to affiliates in 2001 and 2000, respectively)	2,229,923	2,096,866

Programming (including $58,248 and $139,294 to affiliates in 2001 and 2000, respectively)	2,631,069	2,487,560

Depreciation and amortization	2,514,768	2,287,890

	8,145,347	7,623,501

Income from operations	1,133,757	1,376,357

Other income (expense):

Interest expense	(1,662,615)	(1,665,389)

Interest income and other, net	(48,462)	(68,999)

Interest rate derivative	(258,484)	—

Loss on disposal of assets	(54,506)	(2,755)

	(2,024,067)	(1,737,143)

Net loss	$(890,310)	$(360,786)

Allocation of net loss:

General Partners	$(8,903)	$(3,608)

Limited Partners	$(881,407)	$(357,178)

Net loss per limited partnership unit:

(49,656 units)	$(18)	$(7)

Net loss per $1,000 investment	$(36)	$(14)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(Prepared by the Managing General Partner)

	For the three months ended June 30,

	2001	2000

	(unaudited)
Service revenues	$4,725,047	$4,528,424

Expenses:

Cable system operations (including $57,493 and $48,535 to affiliates in 2001 and 2000, respectively)	389,741	353,565

General and administrative (including $428,207 and $436,575 to affiliates in 2001 and 2000, respectively)	1,145,519	1,072,748

Programming (including $27,477 and $78,519 to affiliates in 2001 and 2000, respectively)	1,321,560	1,248,000

Depreciation and amortization	1,280,102	1,147,605

	4,136,922	3,821,918

Income from operations	588,125	706,506

Other income (expense):

Interest expense	(774,692)	(827,070)

Interest income and other, net	(23,006)	(34,125)

Interest rate derivative	(142,672)	—

(Loss) gain on disposal of assets	(54,506)	(8,508)

	(994,876)	(869,703)

Net loss	$(406,751)	$(163,197)

Allocation of net loss:

General Partners	$(4,068)	$(1,632)

Limited Partners	$(402,683)	$(161,565)

Net loss per limited partnership unit:

(49,656 units)	$(8)	$(3)

Net loss per $1,000 investment	$(16)	$(7)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(Prepared by the Managing General Partner)

	For the six months ended June 30,

	2001	2000

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$(890,310)	$(360,786)

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization	2,514,768	2,287,890

Interest rate derivative	274,249	—

Loan fee amortization	58,957	75,835

Loss on sale of assets	54,506	2,755

(Increase) decrease in operating assets:

Accounts receivable	31,939	29,970

Due from managing general partner and affiliates	(38,706)	—

Prepaid expenses	(37,178)	(70,091)

Increase (decrease) in operating liabilities

Accounts payable and accrued expenses	(874,085)	(286,277)

Due to managing general partner and affiliates	(38,993)	84,504

Converter deposits	8,015	2,920

Subscriber prepayments	(3,880)	52,961

Net cash (used in) from operating activities	1,059,282	1,819,681

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment, net	(2,968,937)	(1,036,371)

Proceeds from sale of assets	—	19,053

Increase in intangibles	(124,577)	—

Net cash used in investing activities	(3,093,514)	(1,017,318)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on borrowings	(1,639,579)	(1,013,414)

Proceeds from borrowings	3,750,000	—

Net cash from (used in) financing activities	2,110,421	(1,013,414)

INCREASE (DECREASE) IN CASH	76,189	(211,051)

CASH, beginning of period	492,858	534,003

CASH, end of period	$569,047	$322,952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,690,224	$1,671,704

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

NOTE TO UNAUDITED FINANCIAL STATEMENTS

(1)  These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at June 30, 2001 and December 31, 2000, its statements of operations for the six and three months ended June 30, 2001 and 2000, and its statement of cash flows for the six and three months ended June 30, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2) Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133 — In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and in June 2000 issued SFAS No. 138, amendment of SFAS No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Pursuant to SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133 – an Amendment to FASB Statement No. 133,” the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the company’s election, before January 1, 1999).

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivatives will be recorded as other income or expense.

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The authorization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value . The adoption of SFAS No. 142 will result in the Partnership’s discontinuation of amortization of its goodwill; however, the Partnership will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Partnership’s future results of operations if an impairment occurs. The Partnership is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2001 and 2000

Revenues totaled $9,279,104 for the six months ended June 30, 2001 representing an increase of approximately 3% over the same period in 2000. Of these revenues, $6,355,362 (69%) was derived from basic services, $695,038 (8%) from premium services, $968,262 (10%) from expanded basic services, $198,794 (2%) from service maintenance contracts, $562,916 (6%) from advertising and $498,732 (5%) from other sources. This increase is attributable to rate increases put into effect during the first quarter of 2001.

As of June 30, 2001 the Partnership’s systems served approximately 36,080 basic subscribers and 16,470 premium subscribers.

Operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $769,587 for the six months ended June 30, 2001, representing an increase of approximately 2% over the same period in 2000. This is primarily due to increases in pole, duct and site rental as well as increases in salaries as the result of additional staff and annual cost of living adjustments.

General and administrative expenses totaled $2,229,923 for the six months ended June 30, 2001, representing an increase of approximately 6% over the same period in 2000. The increase is primarily attributable to (i) increases in salary and benefit costs due to annual cost of living adjustments as well as additional staff, (ii) increased bad debt expense and (iii) increased professional fees, such as accounting services.

Programming expenses totaled $2,631,069 for the six months ended June 30, 2001, representing an increase of approximately 6% over the same period in 2000. The increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the six months ended June 30, 2001 increased approximately 10% over the same period in 2000. Such increase is attributable to depreciation of recent purchases related to upgrading plant and equipment. Increases in depreciation expense are offset by certain assets becoming fully depreciated.

Interest expense for the six months ended June 30, 2001 remained consistent with the same period in 2000. The Partnership’s average bank debt outstanding increased from $39,437,014 during the first half of 2000 to $41,071,554 during the first half of 2001. The Partnership’s effective interest rate decreased from 8.45% in 2000 to 7.83% in 2001.

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivatives will be recorded as other income or expense. The market value adjustment for the six months ended June 30, 2001 was a debit of approximately $258,000.

Three Months Ended June 30, 2001 and 2000

Revenues totaled $4,725,047 for the three months ended June 30, 2001 representing an increase of approximately 4% over the same period in 2000. Of these revenues, $3,195,148 (68%) was derived from basic services, $362,905 (8%) from premium services, $513,722 (11%) from expanded basic services, $98,253 (2%) from service maintenance contracts, $299,684 (6%) from advertising and $255,335 (5%) from other sources. The increase is attributable to rate increases put into effect during the first quarter of 2001.

Operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $389,741 for the three months ended June 30, 2001, representing an increase of approximately 10% over the same period in 2000. This is primarily due to increases in salary and benefit costs due to increased staff as well as annual cost of living adjustments.

General and administrative expenses totaled $1,145,519 for the three months ended June 30, 2001, representing an increase of approximately 7% over the same period in 2000. This increase is primarily attributable to: (i) increases in salary and benefit costs resulting from increased staff as well as annual cost of living adjustments and (ii) increases in pole, duct and site rental costs.

Programming expenses totaled $1,321,560 for the three months ended June 30, 2001, representing an increase of approximately 6% over the same period in 2000. This increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the three months ended June 30, 2001 increased approximately 12% over the same period in 2000. Such increase is attributable to depreciation of recent equipment purchases relating to plant and equipment upgrades. Increases in depreciation expense are offset by certain assets becoming fully depreciated.

Interest expense for the three months ended June 30, 2001 decreased approximately 6% over the same period in 2000. The Partnership’s average bank debt outstanding increased from $39,183,695 during the second quarter of 2000 to $42,161,677 during the same period in 2001. Additional borrowings were used to finance planned capital expenditures, including rebuilds of systems and new digital service launches. The Partnership’s effective interest rate decreased from 8.44% in the second quarter of 2000 to 7.19% in the second quarter of 2001.

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivatives will be recorded as other income or expense. The market value adjustment for the second quarter of 2001 was a debit of approximately $143,000.

Liquidity and Capital Resources

The Partnership’s primary sources of liquidity are cash flow provided from operations and borrowing capacity under the Partnership’s existing revolving credit facility. Based on management’s analysis, the Partnership’s cash flow from operations and borrowings from the Partnership’s revolving credit facility will be sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership’s loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of 5.25 to 1.0 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.0 to 1.0. As of June 30, 2001 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $41,825,000. Certain fixed rate agreements in place as of December 31, 2000 expired during the first quarter of 2001, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $20,350,000 fixed at 7.265% under the terms of an interest rate swap agreement with the Partnership’s lender expiring March 12, 2002; $17,687,500 fixed at 7.265% under the terms of a self amortizing interest rate swap agreement with the Partnership’s lender expiring March 29, 2002; $1,500,000 fixed at 7.265% under the terms of an interest rate swap agreement with the Partnership’s lender expiring March 29, 2002; $1,500,000 at a LIBOR based rate of 7.0175% expiring October 4, 2001; $750,000 at a LIBOR based rate of 6.085% expiring September 28, 2001; and the remaining $37,500 at prime (currently 8.0%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

Capital Expenditures

During the first half of 2001, the Partnership incurred approximately $3.0 million in capital expenditures, including the continuation of an upgrade of the distribution plant to 550 MHz in the Brenham, Texas, Sequim, Washington, Sandersville, Georgia, and Toccoa, Georgia systems; as well as various line extensions and vehicle replacements in all of the systems.

Planned expenditures for the remainder of 2001 include continuation of distribution plant upgrades, new digital service launches, line extensions, analog channel additions, and vehicle replacements in various systems.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Partnership’s debt facilities. As of the date of this filing, the Partnership had entered into two interest rate swap agreements for

$20,350,000 and $19,187,500 of these borrowings, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $395,000.

The Partnership does not use financial instruments for trading or other speculative purposes.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as “believe”, “intends”, “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms, variations of those terms or the negative of those terms.

PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

     None

ITEM 2 Changes in securities

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

BY:	Northland Communications Corporation, Managing General Partner

Dated: 8/13/01	BY:	/s/ RICHARD I. CLARK

Richard I. Clark (Executive Vice President/Treasurer)

Dated: 8/13/01	BY:	/s/ GARY S. JONES

Gary S. Jones (President)