Form 10-Q
period 2001-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2001-11-13
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001

or

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

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS
(Prepared by the Managing General Partner)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Cash	$444,265	$492,858
Accounts receivable	565,774	597,585
Prepaid expenses	170,497	124,286
Due from affiliates	86,942	41,170
Property and equipment, net of accumulated depreciation of $20,547,774 and $19,025,522, respectively	18,709,604	17,158,968
Intangible assets, net of accumulated amortization of $12,644,378 and $10,921,274, respectively	11,773,298	13,371,825

Total assets	$31,750,380	$31,786,692

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$1,449,319	$2,248,109
Due to managing general partner and affiliates	101,467	157,340
Converter deposits	54,070	43,580
Subscriber prepayments	525,076	633,154
Notes payable	42,056,725	40,016,323
Interest rate derivative	412,630	—

Total liabilities	44,599,287	43,098,506

Partners’ deficit:
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(315,590)	(300,219)

	(340,957)	(325,586)

Limited Partners:
Contributed capital, net	18,735,576	18,735,576
Accumulated deficit	(31,243,526)	(29,721,804)

	(12,507,950)	(10,986,228)

Total partners’ deficit	(12,848,907)	(11,311,814)

Total liabilities and partners’ deficit	$31,750,380	$31,786,692

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(Prepared by the Managing General Partner)

	For the nine months ended September 30,

	2001	2000

	(unaudited)
Service revenues	$13,970,216	$13,580,561
Expenses:
Cable system operations (including $168,253 and $146,455 to affiliates in 2001 and 2000, respectively)	1,153,877	1,130,085
General and administrative (including $1,303,842 and $1,278,169 to affiliates in 2001 and 2000, respectively)	3,405,409	3,165,494
Programming (including $51,210 and $235,786 to affiliates in 2001 and 2000, respectively)	3,995,042	3,733,684
Depreciation and amortization	3,794,670	3,437,104

	12,348,998	11,466,367

Income from operations	1,621,218	2,114,194
Other income (expense):
Interest expense	(2,444,350)	(2,504,989)
Interest income and other, net	(130,115)	(104,001)
Interest rate derivative	(412,630)	—
Loss on disposal of assets	(171,216)	(3,311)

	(3,158,311)	(2,612,301)

Net loss	$(1,537,093)	$(498,107)

Allocation of net loss:
General Partners	$(15,371)	$(4,981)

Limited Partners	$(1,521,722)	$(493,126)

Net loss per limited partnership unit:
(49,656 units)	$(31)	$(10)

Net loss per $1,000 investment	$(61)	$(20)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(Prepared by the Managing General Partner)

	For the three months ended September 30,

	2001	2000

	(unaudited)
Service revenues	$4,691,112	$4,580,703
Expenses:
Cable system operations (including $50,388 and $44,621 to affiliates in 2001 and 2000, respectively)	384,290	378,900
General and administrative (including $427,556 and $422,557 to affiliates in 2001 and 2000, respectively)	1,175,486	1,068,628
Programming (including $7,038 received from and $96,512 paid to affiliates in 2001 and 2000, respectively)	1,363,973	1,246,125
Depreciation and amortization	1,279,902	1,149,213

	4,203,651	3,842,866

Income from operations	487,461	737,837
Other income (expense):
Interest expense	(781,734)	(839,600)
Interest income and other, net	(97,418)	(35,002)
Interest rate derivative	(138,381)	—
(Loss) gain on disposal of assets	(116,711)	(556)

	(1,134,244)	(875,158)

Net loss	$(646,783)	$(137,321)

Allocation of net loss:
General Partners	$(6,468)	$(1,373)

Limited Partners	$(640,315)	$(135,948)

Net loss per limited partnership unit:
(49,656 units)	$(13)	$(3)

Net loss per $1,000 investment	$(26)	$(5)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(Prepared by the Managing General Partner)

	For the nine months ended September 30,

	2001	2000

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,537,093)	$(498,107)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,794,670	3,437,104
Interest rate derivative	412,630	—
Loan fee amortization	91,453	113,752
Loss on sale of assets	171,216	3,311
(Increase) decrease in operating assets:
Accounts receivable	31,811	(2,277)
Due from managing general partner and affiliates	(45,772)	—
Prepaid expenses	(46,211)	(63,721)
Increase (decrease) in operating liabilities Accounts payable and accrued expenses	(798,790)	205,239
Due to managing general partner and affiliates	(55,873)	278,434
Converter deposits	10,490	4,750
Subscriber prepayments	(108,078)	(127,946)

Net cash from operating activities	1,920,453	3,350,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(3,884,871)	(2,247,466)
Proceeds from sale of assets	—	19,553
Increase in intangibles	(124,577)	—

Net cash used in investing activities	(4,009,448)	(2,227,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(2,459,598)	(1,520,334)
Proceeds from borrowings	4,500,000	—

Net cash from (used in) financing activities	2,040,402	(1,520,334)

DECREASE IN CASH	(48,593)	(397,708)
CASH, beginning of period	492,858	534,003

CASH, end of period	$444,265	$136,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,444,370	$2,512,100

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTE TO UNAUDITED FINANCIAL STATEMENTS

(1)  These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at September 30, 2001 and December 31, 2000, its statements of operations for the nine and three months ended September 30, 2001 and 2000, and its statement of cash flows for the nine months ended September 30, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

Pursuant to SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB No. 133 — an Amendment to FASB Statement No. 133,” the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the company’s election, before January 1, 1999).

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivatives will be recorded as other income or expense.

Statement of Financial Accounting Standards (SFAS) No. 141 — In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The authorization of existing goodwill will cease on December 31,2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for

PART I (continued)

impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Partnership’s discontinuation of amortization of its goodwill; however, the Partnership will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Partnership’s future results of operations if an impairment occurs. The Partnership is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

Statement of Financial Accounting Standards (SFAS) No. 143 — In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for fiscal 2003. The Partnership has not yet estimated the impact of implementation on its financial position, results of operations or cash flows.

Statement of Financial Accounting Standards (SFAS) No. 144 — In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations? Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Implementation of Statement No. 144, which is effective for fiscal 2002, is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2001 and 2000

Revenues totaled $13,970,216 for the nine months ended September 30, 2001 representing an increase of approximately 3% over the same period in 2000. Of these revenues, $9,481,018 (68%) was derived from basic services, $1,059,505 (8%) from premium services, $1,490,313 (11%) from expanded basic services, $293,482 (2%) from service maintenance contracts, $885,940 (6%) from advertising and $759,958 (5%) from other sources. This increase is mainly attributable to rate increases put into effect during the first quarter of 2001.

As of September 30, 2001 the Partnership’s systems served approximately 35,360 basic subscribers, 17,276 premium subscribers and 2,528 digital subscribers.

Operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $1,153,877 for the nine months ended September 30, 2001, representing an increase of approximately 2% over the same period in 2000. This is primarily due to increases in pole, duct and site rental as well as increases in salaries as the result of additional staff and annual cost of living adjustments.

General and administrative expenses totaled $3,405,409 for the nine months ended September 30, 2001, representing an increase of approximately 8% over the same period in 2000. The increase is primarily attributable to (i) increases in salary and benefit costs due to annual cost of living adjustments as well as additional staff, (ii) increased bad debt expense and (iii) increases in system utility and telephone expenses.

Programming expenses totaled $3,995,042 for the nine months ended September 30, 2001, representing an increase of approximately 7% over the same period in 2000. The increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the nine months ended September 30, 2001 increased approximately 10% over the same period in 2000. Such increase is attributable to depreciation of recent purchases related to upgrading plant and equipment. Increases in depreciation expense are offset by certain assets becoming fully depreciated.

Interest expense for the nine months ended September 30, 2001 decreased approximately 2%

over the same period in 2000. The Partnership’s average bank debt outstanding increased from $39,183,554 during the first nine months of 2000 to $41,036,524 during the same period in 2001. The Partnership’s effective interest rate decreased from 8.52% in 2000 to 7.94% in 2001.

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivatives will be recorded as other income or expense. The market value adjustment for the nine months ended September 30, 2001 was a debit of approximately $413,000.

Three Months Ended September 30, 2001 and 2000

Revenues totaled $4,691,112 for the three months ended September 30, 2001 representing an increase of approximately 2% over the same period in 2000. Of these revenues, $3,125,656 (67%) was derived from basic services, $364,467 (8%) from premium services, $522,051 (11%) from expanded basic services, $94,688 (2%) from service maintenance contracts, $323,025 (7%) from advertising and $261,225 (5%) from other sources. The increase is mainly attributable to rate increases put into effect during the first quarter of 2001.

Operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $384,290 for the three months ended September 30, 2001, representing an increase of approximately 1% over the same period in 2000. This is primarily due to increases in salary and benefit costs due to increased staff as well as annual cost of living adjustments.

General and administrative expenses totaled $1,175,486 for the three months ended September 30, 2001, representing an increase of approximately 10% over the same period in 2000. This increase is primarily attributable to: (i) increases in salary and benefit costs resulting from increased staff as well as annual cost of living adjustments, (ii) increased bad debt expense and (iii) increases in system utility and telephone expenses.

Programming expenses totaled $1,363,974 for the three months ended September 30, 2001, representing an increase of approximately 9% over the same period in 2000. This increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the three months ended September 30, 2001 increased approximately 11% over the same period in 2000. Such increase is attributable to depreciation of recent equipment purchases relating to plant and equipment upgrades. Increases in depreciation expense are offset by certain assets becoming fully depreciated.

Interest expense for the three months ended September 30, 2001 decreased approximately 7% over the same period in 2000. The Partnership’s average bank debt outstanding increased from $38,676,847 during the third quarter of 2000 to $42,091,735 during the same period in 2001. Additional borrowings were used to finance planned capital expenditures, including system rebuilds and new digital service launches. The Partnership’s effective interest rate decreased from 8.68% in the third quarter of 2000 to 7.43% in the third quarter of 2001.

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivatives will be recorded as other income or expense. The market value adjustment for the third quarter of 2001 was a debit of approximately $138,000.

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

Under the terms of the Partnership’s loan agreement, the Partnership has agreed to restrictive covenants that require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of 5.25 to 1.0 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.0 to 1.0. As of September 30, 2001 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $41,762,500. Certain fixed rate agreements in place as of June 30, 2001 expired during the third quarter of 2001, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $20,350,000 fixed at 7.265% under the terms of an interest rate swap agreement with the Partnership’s lender expiring March 12, 2002; $16,875,000 fixed at 7.265% under the terms of a self amortizing interest rate swap agreement with the Partnership’s lender expiring March 29, 2002; $1,500,000 fixed at 7.265% under the terms of an interest rate swap agreement with the Partnership’s lender expiring March 29, 2002; $1,500,000 at a LIBOR based rate of 4.905% expiring March 28, 2002; $1,500,000 at a LIBOR based rate of 4.92625% expiring March 28, 2002; and the remaining $37,500 at prime (currently 6.75%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

Capital Expenditures

During the first nine months of 2001, the Partnership incurred approximately $3.9 million in capital expenditures, including the continuation of an upgrade of the distribution plant to 550 MHz in the Brenham, Texas, Sequim, Washington, Sandersville, Georgia, and Toccoa, Georgia systems; as well as various line extensions, new digital service launches and vehicle replacements in several of the systems.

Planned expenditures for the remainder of 2001 include continuation of distribution plant upgrades, line extensions, analog channel additions, and vehicle replacements in various systems.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Partnership’s debt facilities. As of the date of this filing, the Partnership had entered into two interest rate swap agreements for $20,350,000 and $16,875,000 of these borrowings, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $372,000.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

BY:	Northland Communications Corporation, Managing General Partner

Dated: November 13, 2001	BY:	/s/ RICHARD I. CLARK

Richard I. Clark (Executive Vice President/Treasurer)

Dated: November 13, 2001	BY:	/s/ GARY S. JONES

Gary S. Jones (President)