Form 10-K
period 2001-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2002-04-01
CIK 813658

FORM 10-K— ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354 eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from ________to________

Commission file number 0-16718

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

STATE OF WASHINGTON	91-1366564

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 WASHINGTON MUTUAL TOWER 1201 THIRD AVENUE, SEATTLE, WASHINGTON	98101

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 621-1351

Securities registered pursuant to including Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

(NONE)	(NONE)

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

Yes [ X]    No [   ]

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

PART I

ITEM 1. BUSINESS

     Northland Cable Properties Seven Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of two general partners (the “General Partners”) and approximately 2,790 limited partners as of December 31, 2001. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as “Northland” or the “Managing General Partner”). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the “Administrative General Partner”).

     Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for cable television systems owned by 2 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems and is the majority member and manager of Northland Cable Ventures LLC (“NCV”). Northland is a subsidiary of Northland Telecommunications Corporation (“NTC”). Other subsidiaries of NTC include:

NORTHLAND CABLE TELEVISION, INC. — formed in October 1985 and principally involved in the direct ownership of cable television systems. Sole shareholder of Northland Cable News, Inc.

NORTHLAND CABLE NEWS, INC. — formed in May 1994 and principally involved in the production and development of local news, sports and informational programming for the Partnership and other Northland affiliates. As of January 2001, Northland Cable News, Inc. stopped providing these services.

NORTHLAND CABLE SERVICES CORPORATION — formed in August 1993 and principally involved in the development and production of computer software used in billing and financial record keeping for Northland-affiliated cable systems. Sole shareholder of Cable Ad-Concepts.

CABLE AD-CONCEPTS, INC. — formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

NORTHLAND MEDIA, INC. — formed in April 1995 as a holding company. Sole shareholder of the two following entities:

STATESBORO MEDIA, INC. — formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, Georgia and surrounding areas.

CORSICANA MEDIA, INC. — purchased in September 1998 from an affiliate and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

        The Partnership was formed on April 17, 1987 and began operations in 1987. As of December 31, 2001, the total number of basic subscribers served by the Systems was 34,941, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 62%.

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

     Brenham, TX: Brenham, Texas, with a population of approximately 12,000 is strategically located about midway between Houston and Austin. The population has grown steadily over the last 15 years at a rate of two and one-half percent per year. The city of Brenham serves as a hub for commerce, trade and services to the surrounding counties of Burleson, Waller, Lee, Fayette, Austin, Colorado and Grimes. Brenham’s proximity to Houston makes it a gateway through which international trade and commerce proceed to Austin, San Antonio and other western cities. A main line of the Santa Fe Railway also services the city. Certain information regarding the Brenham, TX system as of December 31, 2001, is as follows:

Basic Subscribers	3,698
Expanded Basic Subscribers	2,025
Premium Subscribers	2,122
Digital Subscribers	474
Estimated Homes Passed	5,660

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

     There is an abundance of recreational and sporting activities in the Bay City area, including freshwater and deep-sea fishing. The Gulf of Mexico, Matagorda Beach, the Colorado River, bays and bayous combine to meet the recreational needs of both tourists and residents. Certain information regarding the Bay City, TX system as of December 31, 2001, is as follows:

Basic Subscribers	4,804
Expanded Basic Subscribers	2,804
Premium Subscribers	3,274
Digital Subscribers	757
Estimated Homes Passed	8,670

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

     Camano Island is currently experiencing growth at a rate of 200 to 250 new homes per year. The island is primarily residential with neighborhood grocery stores, service stations, restaurants and other incidental services. The neighboring mainland community of Stanwood provides the area with an education system, additional shopping and medical services. Many employed residents of Camano Island work in the neighboring cities of Everett (an industrial center), Stanwood and Mount Vernon (mainly agricultural), while many have chosen Camano Island as a retirement residence. Certain information regarding the Camano Island, WA system as of December 31, 2001, is as follows:

Basic Subscribers	6,186
Expanded Basic Subscribers	3,393
Premium Subscribers	3,039
Digital Subscribers	550
Estimated Homes Passed	9,890

     Sequim, WA: Clallam County’s population is approximately 63,600, with approximately 18,500 residing in the city of Port Angeles, WA, the county seat. Sequim is located approximately 15 miles east of Port Angeles. The county’s work force is concentrated in the lumber/wood products, logging, tourism, aerospace/aviation, fishing and education industries. Some of the most productive forest land in the United States is located on the Olympic Peninsula, and timber has been the traditional mainstay of Clallam County’s economy. A natural deep-water harbor and relative proximity to the Far East have encouraged international trade development for the county’s products. The Olympic National Park, ferry access to Victoria, British Columbia, Canada, sport fishing, and other scenic and recreational attractions bring a steady stream of tourists through Clallam County. Certain information regarding the Sequim, WA system as of December 31, 2001, is as follows

Basic Subscribers	4,486
Expanded Basic Subscribers	2,841
Premium Subscribers	871
Digital Subscribers	321
Estimated Homes Passed	7,180

     Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 12,000, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 2001, is as follows:

Basic Subscribers	5,443
Expanded Basic Subscribers	2,255
Premium Subscribers	2,118
Digital Subscribers	347
Estimated Homes Passed	9,100

     Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 2001, is as follows:

Basic Subscribers	3,282
Premium Subscribers	2,301
Estimated Homes Passed	4,720

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

     Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 2001, is as follows:

Basic Subscribers	7,042
Expanded Basic Subscribers	3,087
Premium Subscribers	3,627
Digital Subscribers	260
Estimated Homes Passed	11,530

     The Partnership had 68 employees as of December 31, 2001. Management of these systems is handled through offices located in the towns of Brenham and Bay City, Texas, as well as Vidalia, Sandersville, Toccoa and Royston, Georgia. The Sequim and Camano systems share the costs of offices maintained by affiliates of the Partnership pursuant to the terms of operating management agreements. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

     The Partnership’s cable television business is not considered seasonal. The business of the Partnership is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No customer accounts for 10% or more of revenues. No material portion of the Partnership’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental unit, except that franchise agreements may be terminated or modified by the franchising authorities as noted above. During the last year, the Partnership did not engage in any research and development activities.

     Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into four categories: basic subscribers, expanded basic subscribers, premium subscribers and digital subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of programming service, the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, Disney, The Movie Channel, Starz and Encore. “Digital subscribers” are those who subscribe to digitally delivered video and audio services where offered.

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

BROADCAST TELEVISION

     Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an “off-air” antenna. The extent of this competition is dependent in part upon the quality and quantity of signals available by antenna reception as compared to the services provided by the local cable system. Accordingly, cable operators find it less difficult to obtain higher penetration rates in rural areas (where signals available off-air are limited) than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems. The recent licensing of digital spectrum by the FCC will provide incumbent broadcast licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

OVERBUILDS

     Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area. This is known as an “overbuild.” Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system such as headends, trunk lines and drops to individual subscribers homes throughout the franchise areas.

     Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction. See “Regulation and Legislation” below. It is therefore possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The Partnership cannot predict at this time the extent of telephone company competition that will emerge in areas served by the Partnership’s cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership’s systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

DIRECT BROADCAST SATELLITE SERVICE

     High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years and together now serve over 18 million customers nationwide. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Recent federal legislation reduced this competitive disadvantage. Nevertheless, technological limitations still affect DBS companies, and it is expected that DBS companies will offer local broadcast programming only in the top 50 to 100 U.S. markets for the foreseeable future. The same legislation reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS’s market share over recent years. The impact of DBS services on the Partnership’s market share within its service areas cannot be precisely determined but is estimated to have taken away between 2% and 15%, depending upon the specific area.

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

     The Partnership expects to adapt its business to adjust to the changes that may be required under any scenario of regulation. At this time, the Partnership cannot assess the effects, if any, that present regulation may have on the Partnership’s operations and potential appreciation of its Systems. There can be no assurance that the final form of regulation will not have a material adverse impact on the Partnership’s operations.

     The operation of a cable system is extensively regulated at the federal, local, and, in some instances, state levels. The Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), and the 1996 Telecommunications Act (the “1996 Telecom Act”, and, collectively, the “Cable Act”) establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (“FCC”) has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Partnership cannot predict the impact of future developments on the cable television industry. Future regulatory and legislative changes could adversely affect the Partnership’s operations.

CABLE RATE REGULATION

     The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subject to rate regulation, unless they face “effective competition” in their local franchise area. Federal law now defines “effective competition” on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

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

     As of December 31, 2001, approximately 4% of the Partnership’s local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

     The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of non- “basic” and non-“premium”, programming services. The 1996 Telecom Act, however, provided special rate relief for small cable operators offering cable programming service tiers. The elimination of cable programming service tier regulation afforded the Partnership substantially greater pricing flexibility.

     Under the rate regulations of the FCC, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this “benchmark” regulatory scheme in favor of traditional “cost-of-service” regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

     In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. All of the Partnership’s systems are eligible for these simplified cost-of-service rules, and have calculated rates generally in accordance with those rules.

     Under the FCC’s rate rules, premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in 2002. The 1996 Telecom Act also relaxes existing “uniform rate” requirements by specifying that uniform rate requirements do not apply where the operator faces “effective competition,” and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

     Regulation by the FCC of cable programming service tier rates for all systems, regardless of size, sunset pursuant to the 1996 Telecom Act on March 31, 1999. Certain legislators, however, have called for new rate regulations. Should this occur, all rate deregulation, including that applicable to small operators like the Partnership, could be jeopardized.

CABLE ENTRY INTO TELECOMMUNICATIONS

     The 1996 Telecom Act creates a more favorable environment for the Partnership to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service.

     The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet services, but the U.S. Court of Appeals for the 11th Circuit recently ruled in Gulf Power Co. v. FCC, 208F.3d 1263 (11th Cir. 2000) (“Gulf Power”) that the FCC has no authority to regulate pole rents for cable systems providing Internet services (because, the court ruled, Internet services are not telecommunications services or cable services). The court subsequently stayed the issuance of the mandate in Gulf Power pending the filing of and final action on a petition for write of certiorari seeking review of the Gulf Power decision in the U.S. Supreme Court. The stay allows for the orderly review of the decision in the U.S. Supreme Court. In the interim, the FCC may continue to process pending pole attachment complaints under its existing rules and procedures. If the 11th Circuit decision goes into effect, it could significantly increase pole attachment rates and adversely impact cable operators.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. The Supreme Court effectively upheld most of the FCC interconnection regulations, but recently the 8th Circuit Court of Appeals vacated other portions of the FCC’s rules on slightly different grounds. More recently, the 9th Circuit Court of Appeals ruled in the FCC’s favor on these same rules, creating a split in authority that may be resolved by the Supreme Court. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the FCC can mandate that incumbent carriers make available to competitors, remain unresolved.

     Similarly, if another FCC decision requiring that incumbent telephone companies permit co-location of competitors’ equipment on terms more favorable to competitors is sustained on administrative and judicial appeal, this decision, too, would make it easier for new entrants, including the Partnership, to provide telecommunications service.

INTERNET SERVICE

     There is at present no significant federal regulation of cable system delivery of Internet services. Furthermore, the FCC recently issued several reports finding no immediate need to impose this type of regulation. However, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the federal level that would require cable operators to provide access to unaffiliated Internet-service providers and online service providers. In one instance, the Federal Trade Commission is considering whether and to what extent to impose, as a condition of Time Warner’s merger with America Online, certain “open access” requirements on Time Warner’s cable systems, thereby allowing unaffiliated Internet-service providers access to Time Warner’s broadband distribution infrastructure.

     Some local franchising authorities unsuccessfully tried to impose mandatory Internet access or “open access” requirements as part of cable franchise renewals or transfers. In AT&T Corp v. City of Portland, No. 99-35609 (9th Cir., June 22, 2000), the federal Court of Appeals for the Ninth Circuit overturned a federal district court in Portland, Oregon’s ruling that local franchising authorities have the lawful authority to impose these type of conditions. The lower court had ruled that the City of Portland had inherent authority to require, as a condition of the City’s consent to the transfer of TCI’s cable franchise to AT&T, that AT&T provide “open access” to the “cable modem platform” of the Excite@Home Internet service. On appeal, the Court of Appeals rejected the City’s attempt to impose “open access” conditions on AT&T delivery of Internet service over the cable system because that service, according to the Court, is not a cable service, but a “telecommunications service.” The potential regulatory state and federal implications of this rationale are unclear, given the various regulatory requirements for the provision of telecommunications services. There have been at least two additional court rulings that have rejected local imposition of “open access” conditions on cable-provided Internet access, but those ruling have employed very different legal reasoning. A federal court in Virginia found that Internet service was a cable service, but as such was exempt from local “open access” regulation. Another federal court in Florida even more recently ruled that “open access” could not be imposed on local operators because doing so would violate the First Amendment. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate any plans the Partnership may have to develop for providing Internet service.

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

     Under the 1996 Telecom Act, local exchange carriers providing video programming should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier elects to deploy its plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system’s activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC’s open video system rules, including its preemption of local franchising. The FCC recently revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to local and state authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

     Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Cable operator buyouts of co-located local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed “rural exemption.” The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

     The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

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

MUST CARRY/RETRANSMISSION CONSENT

     The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between a “must carry” status or a “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

     The Partnership has been able to reach agreements with all of the broadcasters who elected retransmission consent. To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on the Partnership, although these provisions may affect the operations of the Partnership in the future, depending on factors as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when these arrangements are negotiated or renegotiated.

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

ACCESS CHANNELS

     Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. In the Partnership’s experience to date, requests for commercial leased access carriages have been relatively limited.

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

INSIDE WIRING; SUBSCRIBER ACCESS

     In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators.

     With limited exceptions, existing FCC regulations prohibit any state or local law or regulations, or private covenant, private contract, lease provision, homeowners’ association rule or similar restriction, impairing the installation, maintenance or use of certain video reception antennas on property within the exclusive control of a tenant or property owner.

OTHER REGULATIONS OF THE FEDERAL COMMUNICATIONS COMMISSION

     In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as:

•	equal employment opportunity,

•	subscriber privacy,

•	programming practices, including, among other things,

•	syndicated program exclusivity

•	network program nonduplication,

•	local sports blackouts,

•	indecent programming,

•	lottery programming,

•	political programming,

•	sponsorship identification,

•	children’s programming advertisements, and

•	closed captioning,

•	registration of cable systems and facilities licensing,

•	maintenance of various records and public inspection files,

•	aeronautical frequency usage,

•	lockbox availability,

•	antenna structure notification,

•	tower marking and lighting,

•	consumer protection and customer service standards,

•	technical standards,

•	consumer electronics equipment compatibility, and

•	emergency alert systems.

     The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator’s exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

     The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

COPYRIGHT

     Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. Effective July 1, 2000, the federal Copyright Office increased the cable compulsory license rates used to calculate cable systems’ copyright payments under the cable compulsory license. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership’s ability to obtain desired broadcast programming. The outcome of this legislative activity cannot be predicted. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

     Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority’s consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. The Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt by the franchising authority of all information required by FCC regulations. Approval is deemed to be granted if the franchising authority fails to act within such 120-day period. Historically, most of the Partnership’s franchises have been renewed and transfer consents granted.

     Under the 1996 Telecom Act, local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services except for certain “competitively neutral” requirements necessary to manage public rights of way. In addition, local franchising authorities may not require the Partnership to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial cable franchise grant, franchise renewal, or franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator’s cable-related revenues and do not apply to revenues that the Partnership derives from providing new telecommunications services.

ITEM 2. PROPERTIES

     The Partnership’s cable television systems are located in and around Brenham and Bay City, Texas; Camano Island, Sequim, Stanwood, and Bayview, Washington, and Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 56,750 homes as of December 31, 2001. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  There is no established public trading market for the Partnership’s units of limited partnership interest.

     (b)  The approximate number of equity holders as of December 31, 2001, is as follows:

Limited Partners:	2,771
General Partners:	2

     (c)  During 2001, the Partnership did not make cash distributions to the limited partners or to the General Partners. The limited partners have received in the aggregate in the form of cash distributions $3,108,554 on total initial contributions of $24,893,000 as of December 31, 2001. As of December 31, 2001, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios, and compliance with financial covenants required by the Partnership’s lender.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31,

	2001	2000	1999	1998	1997

SUMMARY OF OPERATIONS:
Revenue	$18,593,728	$18,187,025	$17,605,125	$16,877,376	$13,573,985
Operating income	2,047,339	2,771,397	2,654,459	1,884,639	372,969
Loss on disposal of Assets	(259,413)	(86,952)	(86,565)	(202,025)	(14,486)
Net loss	(1,878,080)	(815,334)	(1,043,449)	(2,053,933)	(2,421,083)
Net loss per limited partner unit (weighted average)	(37)	(16)	(21)	(41)	(48)
Cumulative tax losses per limited partner Unit	(402)	(402)	(402)	(402)	(402)

	December 31,

	2001	2000	1999	1998	1997

BALANCE SHEET DATA:
Total assets	$31,097,197	$31,786,692	$31,785,098	$34,424,298	$36,349,084
Notes payable	41,236,547	40,016,323	39,943,721	41,217,445	41,543,600
Total liabilities	44,287,091	43,098,506	42,281,578	43,877,329	43,784,182
General partners’ Deficit	(344,367)	(325,586)	(317,433)	(306,999)	(286,460)
Limited partners’ (deficit)capital	(12,845,527)	(10,986,228)	(10,179,047)	(9,146,032)	(7,112,638)
Distributions per Limited partner unit	0	0	0	0	0
Cumulative distributions per limited partner unit	63	63	63	63	63

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001	2000	2000	2000	2000

Revenue	$4,623,511	$4,691,112	$4,725,047	$4,554,058	$4,606,464	$4,580,703	$4,528,424	$4,471,434
Operating income	426,119	487,461	588,125	545,634	657,203	737,837	706,506	669,851
Net income (loss)	$(340,988)	$(646,783)	$(406,751)	$(483,558)	$(317,227)	$(137,321)	$(163,197)	$(197,589)
Net income (loss) per limited partner unit (weighted average)	$(6)	$(13)	$(8)	$(10)	$(6)	$(3)	$(3)	$(4)
Investment in cable television properties	$30,272,841	$30,482,902	$30,996,076	$30,679,211	$30,530,793	$29,250,693	$29,227,785	$29,757,570
Book value per partnership unit	$610	$614	$624	$618	$615	$589	$589	$599

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     The Partnership has three critical accounting policies, which have been chosen among alternatives that require a more significant amount of management judgment than other accounting policies the Partnership employs. They are described below.

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

ALLOCATION OF COST OF PURCHASED CABLE TELEVISION SYSTEMS

     The Partnership allocated the total contract purchase price of cable television systems acquired as follows: first, to the estimated fair value of net tangible assets acquired; then, to noncompetition agreements, franchise agreements and other intangibles; then the excess is allocated to goodwill.

CAPITALIZATION OF OPERATING COSTS

     The Partnership capitalizes certain operating and administrative costs to the systems. These costs consist primarily of salaries, travel and other operating and administrative costs, and are allocated based on management’s estimate of time spent related to ongoing capital projects.

RESULTS OF OPERATIONS

2001 AND 2000

     Total revenue reached $18,593,728 for the year ended December 31, 2001, representing an increase of approximately 2% over 2000. Of the 2001 revenue, $12,551,847 (68%) is derived from subscriptions to basic service, $1,421,153 (8%) from subscriptions to premium services, $2,017,387 (11%) from subscriptions to expanded basic services, $203,561 (1%) from subscriptions to digital services, $1,208,238 (6%) from advertising revenue and $1,191,542 (6%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems during the year; (ii) revenue from new digital service launches during the year; and (iii) increases in pay-per-view revenue.

     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2001	2000	1999	1998	1997

Basic Rate	$31.00	$27.85	$25.85	$24.55	$23.75
Tier Rate	8.50	8.95	8.65	8.25	8.15
HBO Rate	11.00	10.75	10.65	10.65	10.15
Cinemax Rate	7.50	7.65	7.45	7.25	8.70
Showtime Rate	9.50	8.65	8.60	8.10	8.50
Movie Channel Rate	9.00	7.00	7.25	7.00	7.50
Disney Rate	—	—	7.25	6.50	7.50
Encore Rate	2.00	1.50	1.50	1.50	—
Starz Rate	5.00	5.50	7.00	7.00	—
Service Contract Rate	2.00	2.20	2.20	2.35	2.60

     Operating expenses totaled $1,559,476 for the year ended December 31, 2001, representing an increase of approximately 4% over 2000. This increase is primarily attributable to salary and benefit costs which are a major component of operating expenses. Employee wages are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects increases in operating expenses in the future.

     General and administrative expenses totaled $4,603,500 for the year ended December 31, 2001, representing an increase of approximately 7% over 2000. This increase is mainly due to increases in salary and benefit costs, and increases in revenue based expenses, such as franchise fees and management fees. Significant administrative expenses are based on Partnership revenues (franchise fees, copyright fees and management fees). Therefore, as the Partnership’s revenues increase, the trend of increased administrative expenses is expected to continue.

     Programming expenses totaled $5,273,703 for the year ended December 31, 2001, representing an increase of approximately 6% over 2000. This increase is primarily due to higher costs charged by various program suppliers, as well as the addition of new channels and services. Programming expenses mainly consist of payments made to suppliers of various cable programming services. As these costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. Moreover, rate increases from program suppliers, as well as fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

     Depreciation and amortization expense increased approximately 10% as compared to 2000. This increase is due to depreciation and amortization on recent purchases of plant and equipment offset by assets that became fully depreciated and amortized during the year.

     Interest expense for the year ended December 31, 2001 decreased approximately 5% as compared to 2000. The Partnership’s average bank debt balance increased from approximately $39,980,022 during 2000 to $40,626,435 during 2001. The Partnership’s effective interest rate during 2001 was approximately 7.04% as compared to a rate of approximately 8.50% during 2000.

     The operating losses incurred by the Partnership are historically a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income in each year in the three year period ending December 31, 2001. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership’s assets are fully depreciated.

2000 AND 1999

     Total revenue reached $18,187,025 for the year ended December 31, 2000, representing an increase of approximately 3% over 1999. Of the 2000 revenue, $12,899,026 (72%) is derived from subscriptions to basic service, $1,327,789 (7%) from subscriptions to premium services, $1,466,352 (8%) from subscriptions to expanded basic services, $1,172,590 (6%) from advertising revenue and $1,321,268 (7%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems during the year; (ii) revenue from the increase in penetration of new product tiers; and (iii) increases in ad sales revenue.

     Operating expenses totaled $1,493,864 for the year ended December 31, 2000, representing a decrease of approximately 7% over 1999. This decrease is primarily attributable to decreased system maintenance expense and drop materials. Salary and benefit costs are a major component of operating expenses. Employee wages are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects increases in operating expenses in the future.

     General and administrative expenses totaled $4,288,711 for the year ended December 31, 2000, representing an increase of approximately 4% over 1999. This increase is mainly due to increases in salary and benefit costs, and increases in revenue based expenses, such as franchise fees and management fees. Significant administrative expenses are based on Partnership revenues (franchise fees, copyright fees and management fees). Therefore, as the Partnership’s revenues increase, the trend of increased administrative expenses is expected to continue.

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

     Depreciation and amortization expense increased approximately 3% as compared to 1999. This is due to depreciation and amortization on purchases of plant and equipment offset by assets that became fully depreciated and amortized during the year.

     Interest expense for the year ended December 31, 2000 decreased approximately 3% as compared to 1999. The Partnership’s average bank debt balance decreased from approximately $40,580,583 during 1999 to $39,980,022 during 2000. The Partnership’s effective interest rate during 2000 was approximately 8.50% as compared to a rate of approximately 8.24% during 1999.

     The operating losses incurred by the Partnership are historically a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income in each year in the three year period ending December 31, 2000. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership’s assets are fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

     During 2001, the Partnership’s primary source of liquidity was cash flow from operations and credit available under the bank loan facility. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 2001, the Partnership borrowed $4.5 million under its revolving credit facility to fund a portion of its capital expenditures. Management’s estimates for 2002 indicate that the cash generated from monthly subscriber billings and amounts available under its revolving credit facility are expected to be sufficient to meet the Partnership’s working capital needs, as well as the debt service obligations of its bank loan.

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

     At December 31, 2001, the Partnership’s term loan balance was $40,950,000. As of the date of this filing, interest rates on the credit facility were as follows: $20,350,000 at a LIBOR based rate of 4.275% expiring April 12, 2002; a self amortizing interest rate swap agreement of $17,562,500 at a rate of 7.265% expiring March 29, 2002; $1,500,000 at a LIBOR based rate of 4.92625% expiring March 28, 2002 and $1,500,000 at a LIBOR based rate of 4.905% expiring March 28, 2002. The balance of $37,500 bears interest at the prime rate plus 1.25%, currently at 6.00%. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Partnership’s overall leverage fluctuates.

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

     Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives either be offset against the change in fair value of the hedged assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

     The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding charge in its statements of operations.

     At December 31, 2001 the Partnership was required under the terms of its credit agreement to maintain certain financial ratios including a Total Debt to Annualized Cash Flow Ratio of 5.00 to 1 and an Annualized Cash Flow to Pro Forma Debt Service Ratio of 1 to 1, among other covenants. At December 31, 2001, the Partnership was not in compliance with its Total Debt to Annualized Cash Flow and Capital Expenditure covenants; however, appropriate waivers have been obtained from the partnership’s creditor. The Partnership anticipates being in compliance with the terms of its credit agreement for the quarter ending March 31, 2002.

CAPITAL EXPENDITURES

     During 2001, the Partnership incurred approximately $5,100,000 in capital expenditures. These expenditures included an upgrade of the distribution plant to 550 MHz and the completion of a fiber optic backbone in the Brenham, TX system; a digital service launch in the Camano, WA system; a digital service launch in the Bay City, TX system; continuation of an upgrade of the distribution plant to 550 MHz in the Sandersville, GA system; continuation of the 550 MHz upgrade and a digital service launch in the Toccoa, GA system; a digital service launch in the Vidalia, GA system; as well as line extensions and vehicle replacements in various systems.

     Management estimates that the Partnership will spend approximately $2,600,000 on capital expenditures during 2002. These expenditures include distribution plant upgrades, the continuation of digital implementation, line extensions, channel additions, and vehicle replacements in various systems. All systems will require maintenance capital expenditures during the year.

     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2001 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

	2002	2003	2004	2005	2006	Total

Term Loan	$4,857,362	$6,633,572	$8,652,579	$10,279,869	$10,813,165	$41,236,547
Interest Payments (current weighted average interest rate of 7.04%)	$2,732,074	$2,327,593	$1,789,520	$1,123,098	$380,623	$8,352,909
Minimum Operating Lease Payments	$32,594	$18,428	$6,398	$6,398	$1,898	$65,716
Total Contractual Cash Obligations(a)	$7,622,030	$8,979,593	$10,448,497	$11,409,365	$11,198,686	$49,655,172

(a)	These contractual obligations do not include accounts payable and accrued liabilities which are expected to be paid in 2002.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Partnership’s debt facilities. As of the date of this filing, the Partnership had entered into two interest rate swap agreements for $20,350,000 and $17,562,500 of these borrowings, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $379,000.

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

TRANSACTIONS WITH RELATED PARTIES

MANAGEMENT FEES

     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $929,687, $902,976 and $869,688, for 2001, 2000 and 1999, respectively.

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

     The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged for these services were $973,041, $996,585 and $877,597, for 2001, 2000 and 1999, respectively.

     The Partnership has entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating, programming and administrative expenses. The Partnership received $87,121, $108,663 and $140,992, net of payment received, under the terms of these agreements during 2001, 2000 and 1999, respectively.

     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2001, 2000 and 1999, the partnership paid $431,406, $309,929 and $163,428, respectively, for these services. Of this amount, $217,600 and $81,290 were capitalized in 2001 and 2000, respectively, related to the build out and upgrade of cable systems.

     The Partnership paid monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 2000 and 1999 were $184,317 and $200,107, respectively. As of January 1, 2001, NCN stopped providing these services to the Partnership.

CERTAIN BUSINESS RELATIONSHIPS

     John E. Iverson, a Director and Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

SUBSEQUENT EVENT

     In March 2002, the Partnership agreed to certain terms and conditions with its bank in anticipation of amending its credit agreement. This agreement is subject to completion of final agreements. Management believes the likelihood is remote that these agreements will not be finalized. The new terms and conditions modify the debt repayment schedule, applicable interest rates, certain financial covenants, and fees to be paid to the lenders. The new interest rate is LIBOR plus 4% with scheduled increases in 2003 and 2004. Based on these terms, the Partnership is required to make the following principal payments:

Amended
Principal
Payments

2002	$1,150,000
2003	2,200,000
2004	37,600,000

$40,950,000

     If the Partnership sells assets and reduces the debt by at least $15,000,000 the interest rate increases scheduled for 2003 and 2004 would not occur and certain fees would be reduced pro rata by the amount of the debt repayment. Management believes asset sales sufficient to retire the balance of this new agreement will occur by the maturity of the agreement will occur by the maturity of the agreement or certain assets may be sold which would substantially reduce outstanding debt in which case the Partnership could likely renegotiate with its lenders or find new lending sources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements of the Partnership for the years ended December 31, 2001, 2000 and 1999 are included as a part of this filing (see Item 14(a)(1) below).

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

     JOHN S. WHETZELL (AGE 60). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 27 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

     JOHN E. IVERSON (AGE 65). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 39 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

     RICHARD I. CLARK (AGE 44). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Executive Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 23 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum alude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

     GARY S. JONES (AGE 44). Mr. Jones is President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 56). Mr. Dyste has serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

     H. LEE JOHNSON (AGE 58). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 32 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

     R. GREGORY FERRER (AGE 46). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filing, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

     MATTHEW J. CRYAN (AGE 37). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting, programming analysis and supervision of all billing related matters for Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

     LAURA N. WILLIAMS (age 35). Ms Williams is Vice President and Senior Counsel for Northland and has served in this role since August 2000. Prior to this time, she served as Associate Counsel for each of the Northland entities from August 1995. She is a member of the Washington State Bar Association, American Bar Association and Women in Telecommunications. Ms. Williams received her Bachelor of Science in Business Administration with a major in finance and an MBA degree from California State University, Long Beach, and has a Juris Doctor degree from Seattle University School of Law.

     RICK J. MCELWEE (age 40). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a bachelor of Science in Business Administration with a major in accounting.

     Certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

     MILES Z. GORDON (AGE 55). Mr. Gordon is President of FN Equities Inc. and Chairman (formerly President and CEO) of Financial Network Investment Corporation (FNIC), and has held those positions since 1983. In 2001 Mr. Gordon also became the Chief Executive Officer of ING Advisors Network. He also presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was previously engaged in the private practice of law, and from 1973 through 1978 he was employed by the Security and Exchange Commission. Mr. Gordon is a past Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors. He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association.

     JOHN S. SIMMERS (AGE 52). Mr. Simmers is Vice President and Secretary of FN Equities, Inc. and a member of the Board of Directors and Corporate Secretary (formerly Senior Executive Vice President and Chief Operations Officer) Financial Network Investment Corporation (FNIC), and has held those positions since 1983. In 2001 Mr. Simmers also became the Chief Operation Officer for ING Advisors Network. Mr. Simmers currently serves on several committees for the National Association of Securities Dealers and for the Securities Industry Association. From June 1980 through April 1983, Mr. Simmers was Executive Vice President of University Securities Corporation, Vice President of University Capital Corporation, and Vice President of University Asset Management Group. From 1974 through May 1980, Mr. Simmers was employed by the National Association of Securities Dealers. Mr. Simmers is past president and director of the California Association of Independent Broker/Dealers. He has also served on committees for the Securities Industry Association, Financial Planning Association, and NASD District 2.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership does not have executive officers. However, compensation was paid to the General Partner during 2001 as indicated in Note 4 to the Notes to Financial Statements— December 31, 2001 (see Items 14(a)(1) and 13(a) below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2001 is as follows:

AMOUNT AND NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS

General Partner’s Interest	Northland Communications Corporation 1201 Third Avenue Suite 3600 Seattle, Washington 98101	(See Note A)	(See Note A)

General Partner’s Interest	FN Equities Joint Venture 2780 Skypark Dr. Suite 300 Torrance, California 90505	(See Note B)	(See Note B)

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

     (b)  CHANGES IN CONTROL. Northland has pledged its ownership interest as Managing General Partner of the Partnership to the Partnership’s lender as collateral pursuant to the terms of the Partnership’s term loan agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS. The Managing General Partner receives a management fee equal to 5% of the gross revenues of the Partnership, not including revenues from any sale or refinancing of the Partnership’s Systems. The Managing General Partner also receives reimbursement of normal operating and general and administrative expenses incurred on behalf of the Partnership.

     The Partnership has entered into operating management agreements with affiliates managed by the Managing General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating, programming and administrative expenses.

     The Partnership has also entered into an operating and management agreement with NCTV, an affiliate of Northland. Under the terms of this agreement, the Partnership serves as the exclusive managing agent for one of NCTV’s cable systems, and is reimbursed for certain operating, administrative and programming costs.

     Northland Cable Services Corporation (“NCSC”), an affiliate of Northland, provides software installation and billing services to the Partnership’s Systems.

     Northland Cable News, Inc. (“NCN”), an affiliate of Northland, provided programming to certain of the Partnership’s systems for which it is compensated. As of January 1, 2001, NCN stopped providing services to the Partnership.

     Cable Ad-Concepts, Inc. (“CAC”), an affiliate of Northland, provides the production and development of video commercial advertisements and advertising sales support for which it is compensated.

     See Note 4 of the Notes to Financial Statements— December 31, 2001 or disclosures regarding transactions with the General Partners and affiliates.

     The following schedule summarizes these transactions:

	FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

Partnership management fees	$929,687	$902,976	$869,688
Operating expense reimbursements	973,041	996,585	877,597
Software installation and billing service fees to NCSC	68,249	73,749	69,620
Programming fees to NCN	—	184,317	200,107
Reimbursements to CAC for services	145,557	154,890	93,808
Reimbursements from affiliates (net)	87,121	108,633	140,992
Amounts due (from) to General Partner and affiliates at year end	267,900	116,170	(36,750)

     Management believes that all of the above transactions are on terms as favorable to the Partnership as could be obtained from unaffiliated parties for comparable goods or services.

     As disclosed in the Partnership’s Prospectus (which has been incorporated by reference), certain conflicts of interest may arise between the Partnership and the General Partners and their affiliates. Certain conflicts may arise due to the allocation of management time, services and functions between the Partnership and existing and future partnerships as well as other business ventures. The General Partners have sought to minimize these conflicts by allocating costs between systems on a reasonable basis. Each limited partner may have access to the books and non-confidential records of the Partnership. A review of the books will allow a limited partner to assess the reasonableness of these allocations. The Agreement of Limited Partnership provides that any limited partner owning 10% or more of the Partnership units may call a special meeting of the Limited Partners, by giving written notice to the General Partners specifying in general terms the subjects to be considered. In the event of a dispute between the General Partners and Limited Partners which cannot be otherwise resolved, the Agreement of Limited Partnership provides steps for the removal of a General Partner by the Limited Partners.

     (b)  CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

     (c)  INDEBTEDNESS OF MANAGEMENT. None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

(1)	FINANCIAL STATEMENTS:

SEQUENTIALLY
NUMBERED
PAGE

Report of Independent Public Accountants	—
Balance Sheets—December 31, 2001 and 2000	—
Statements of Operations for the years ended December 31, 2001, 2000 and 1999	—
Statements of Changes in Partners’ Capital (Deficit) for the years ended
December 31, 2001, 2000 and 1999	—
Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	—
Notes to Financial Statements— December 31, 2001	—

(2)	EXHIBITS:

4.1	Forms of Amended and Restated Certificate of Agreement of Limited Partnership(1)
10.1	Brenham Franchise(2)
10.1	Amendment to Brenham Franchise(4)
10.3	Washington County Franchise(2)
10.4	Island County Franchise (Amended)(2)
10.5	Bay City Franchise(2)
10.6	Sweeney Franchise(2)
10.7	West Columbia Franchise(2)
10.8	Wharton Franchise(2)
10.9	Tenneco Development Corp. Franchise(3)
10.10	Sequim Franchise(1)
10.11	Clallam County Franchise(1)
10.12	Credit Agreement with National Westminster Bank USA(1)
10.13	First, Second and Third Amendments to Credit Agreement with National Westminster Bank USA(3)
10.14	Amended and Restated Management Agreement with Northland Communications Corporation(3)
10.15	Operating Management Agreement with Northland Cable Television, Inc.(3)

10.16	Assignment and Transfer Agreement with Northland Telecommunications Corporation dated May 24, 1989(4)
10.17	Agreement of Purchase and Sale with Sagebrush Cable Limited Partnership(5)
10.18	Fourth, Fifth, Sixth and Seventh Amendments to Credit Agreement with National Westminster Bank USA(6)
10.19	Franchise Agreement with the City of Sequim, WA effective as of May 6, 1992(7)
10.20	Franchise Agreement with Clallam County, WA effective as of May 29, 1992(7)
10.21	Eighth Amendment to Credit Agreement with National Westminster Bank USA dated as of May 28, 1992(7)
10.22	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership (Buyer) and Country Cable, Inc. (Seller)(8)
10.23	Amendment to Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Country Cable, Inc. dated September 14, 1993(9)
10.24	Commercial Loan Agreement between Seattle-First National Bank and Northland Cable Properties Seven Limited Partnership dated September 24, 1993(9)
10.25	Franchise Agreement with Island County, WA dated October 4, 1993(10)
10.26	Franchise Agreement with Skagit County — Assignment and Assumption Agreement dated September 27, 1993(10)
10.27	Franchise Agreement with Whatcom County — Assignment and Assumption Agreement dated September 27, 1993(10)
10.28	Amendment to Commercial Loan Agreement dated March 15, 1994(10)
10.29	Operating and Management Agreement with Northland Cable Television, Inc. dated November 1, 1994(11)
10.30	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Southland Cablevision, Inc.(12)
10.31	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and TCI Cablevision of Georgia, Inc. (12)
10.32	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated February 29, 1996(12)
10.33	Asset purchase agreement between Northland Cable Properties Seven Limited Partnership and Robin Media Group, Inc.(13)
10.34	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated December 1, 1997.(13)
10.35	First Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America(fka Seattle First National Bank) dated January 26, 2001.(14)
99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002.

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on August 6, 1987

(2)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the year ended December 31, 1988.

(4)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(5)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 1989.

(6)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1990.

(7)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1992.

(8)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1993

(9)	Incorporated by reference from the partnership’s Form 8-K dated September 27, 1993.

(10)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(11)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(12)	Incorporated by reference from the partnership’s Form 8-K dated March 1, 1996.

(13)	Incorporated by reference from the partnership’s Form 8-K dated December 5, 1997.

(14)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

(b)	REPORTS ON FORM 8-K. Form 8-K dated December 5, 1997, was filed December 19, 1997 reporting the acquisition of the Toccoa and Royston systems.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

By:	NORTHLAND COMMUNICATIONS CORPORATION (Managing General Partner)

Date:	4/1/02	By	/s/ John S. Whetzell

John S. Whetzell, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ John S. Whetzell John S. Whetzell	Chief executive officer of registrant; chief executive officer and chairman of the board of directors of Northland Communications Corporation	4/1/02

/s/ Richard I. Clark Richard I. Clark	Director of Northland Communications Corporation	4/1/02

/s/ John E. Iverson John E. Iverson	Secretary and Director of Northland Communications Corporation	4/1/02

/s/ Gary S. Jones Gary S. Jones	President of Northland Communications Corporation	4/1/02

EXHIBITS INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page

99.1	Representation Letter

Northland Cable Properties Seven Limited Partnership

Financial Statements
As of December 31, 2001 and 2000
Together with Report of Independent Public Accountants

Report of Independent Public Accountants

To the Partners of
Northland Cable Properties Seven Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Seattle, Washington
January 31, 2002 (Except with respect to the matter
discussed in Note 11, as to which the date
is March 27, 2002)

Northland Cable Properties Seven Limited Partnership

Balance Sheets — December 31, 2001 and 2000

ASSETS

	2001	2000

CASH	$125,060	$492,858
ACCOUNTS RECEIVABLE	592,772	597,585
DUE FROM AFFILIATES	17,225	41,170
PREPAID EXPENSES	89,299	124,286
INVESTMENT IN CABLE TELEVISION PROPERTIES:
Property and equipment	40,031,407	36,235,444
Less- Accumulated depreciation	(20,956,786)	(19,072,806)

	19,074,621	17,162,638
Franchise agreements (net of accumulated amortization of $10,512,084 and $9,111,670 in 2001 and 2000, respectively)	10,537,935	12,525,200
Acquisition costs (net of accumulated amortization of $337,581 and $296,875 in 2001 and 2000, respectively)	22,102	62,809
Loan fees and other intangibles (net of accumulated amortization of $1,359,248 and $1,400,889 in 2001 and 2000, respectively)	485,384	621,773
Goodwill (net of accumulated amortization of $70,130 and $64,556 in 2001 and 2000, respectively)	152,799	158,373

Total investment in cable television properties	30,272,841	30,530,793

Total assets	$31,097,197	$31,786,692

(Continued)

Northland Cable Properties Seven Limited Partnership

Balance Sheets — December 31, 2001 and 2000 (Continued)

LIABILITIES AND PARTNERS’ DEFICITS

	2001	2000

LIABILITIES:
Accounts payable and accrued expenses	$1,820,883	$2,248,109
Due to General Partner and affiliates	285,125	157,340
Deposits	71,730	43,580
Subscriber prepayments	595,357	633,154
Notes payable	41,236,547	40,016,323
Interest rate derivative	277,449	—

Total liabilities	44,287,091	43,098,506

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS’ DEFICIT:
General partners-
Contributed capital	(25,367)	(25,367)
Accumulated deficit	(319,000)	(300,219)

	(344,367)	(325,586)

Limited partners-
Contributed capital, net:
49,656 units	18,735,576	18,735,576
Accumulated deficit	(31,581,103)	(29,721,804)

	(12,845,527)	(10,986,228)

Total liabilities and partners’ deficit	$31,097,197	$31,786,692

The accompanying notes are an integral part of these balance sheets.

Northland Cable Properties Seven Limited Partnership

Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

REVENUE	$18,593,728	$18,187,025	$17,605,125

EXPENSES:
Operating (including $221,382, $194,541 and $176,200, net, paid to affiliates in 2001, 2000 and 1999, respectively)	1,559,476	1,493,864	1,598,931
General and administrative (including $1,732,747, $1,736,970 and $1,571,398, net, paid to affiliates in 2001, 2000 and 1999, respectively)	4,603,500	4,288,711	4,134,554
Programming (including $75,285, $272,343 and $240,809, net, paid to affiliates in 2001, 2000 and 1999, respectively)	5,273,703	4,987,278	4,706,054

	11,436,679	10,769,853	10,439,539

Operating income before other income (expense) and depreciation and amortization expense	7,157,049	7,417,172	7,165,586
OTHER INCOME (EXPENSE):
Interest expense	(3,222,016)	(3,376,571)	(3,488,367)
Amortization of loan fees	(128,590)	(141,573)	(151,670)
Loss on disposal of assets	(259,413)	(86,952)	(86,565)
Interest income	16,844	18,365	26,629
Interest rate derivative	(277,449)	—	—
Other	(54,795)	—	2,065

Income before depreciation and amortization expense	3,231,630	3,830,441	3,467,678
DEPRECIATION AND AMORTIZATION EXPENSE	(5,109,710)	(4,645,775)	(4,511,127)

Net loss	$(1,878,080)	$(815,334)	$(1,043,449)

ALLOCATION OF NET LOSS:
General partners	$(18,781)	$(8,153)	$(10,434)

Limited partners	$(1,859,299)	$(807,181)	$(1,033,015)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(37)	$(16)	$(21)

The accompanying notes are an integral part of these statements.

Northland Cable Properties Seven Limited Partnership

Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

REVENUE	$18,593,728	$18,187,025	$17,605,125

EXPENSES:
Operating (including $221,382, $194,541 and $176,200, net, paid to affiliates in 2001, 2000 and 1999, respectively)	1,559,476	1,493,864	1,598,931
General and administrative (including $1,732,747, $1,736,970 and $1,571,398, net, paid to affiliates in 2001, 2000 and 1999, respectively)	4,603,500	4,288,711	4,134,554
Programming (including $75,285, $272,343 and $240,809, net, paid to affiliates in 2001, 2000 and 1999, respectively)	5,273,703	4,987,278	4,706,054
Depreciation and amortization	5,109,710	4,645,775	4,511,127

	16,546,389	15,415,628	14,950,666

Operating income	2,047,339	2,771,397	2,654,459
OTHER INCOME (EXPENSE):
Interest expense	(3,222,016)	(3,376,571)	(3,488,367)
Amortization of loan fees	(128,590)	(141,573)	(151,670)
Interest income	16,844	18,365	26,629
Loss on disposal of assets	(259,413)	(86,952)	(86,565)
Interest rate derivative	(277,449)	—	—
Other	(54,795)	—	2,065

Net loss	$(1,878,080)	$(815,334)	$(1,043,449)

ALLOCATION OF NET LOSS:
General partners	$(18,781)	$(8,153)	$(10,434)

Limited partners	$(1,859,299)	$(807,181)	$(1,033,015)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(37)	$(16)	$(21)

The accompanying notes are an integral part of these statements.

Northland Cable Properties Seven Limited Partnership

Statements of Changes in Partners’ Deficit
For the Years Ended December 31, 2001, 2000 and 1999

	General	Limited
	Partners	Partners	Total

BALANCE, December 31, 1998	$(306,999)	$(9,146,032)	$(9,453,031)
Net loss	(10,434)	(1,033,015)	(1,043,449)

BALANCE, December 31, 1999	(317,433)	(10,179,047)	(10,496,480)
Net loss	(8,153)	(807,181)	(815,334)

BALANCE, December 31, 2000	(325,586)	(10,986,228)	(11,311,814)
Net loss	(18,781)	(1,859,299)	(1,878,080)

BALANCE, December 31, 2001	$(344,367)	$(12,845,527)	$(13,189,894)

The accompanying notes are an integral part of these statements.

Northland Cable Properties Seven Limited Partnership

Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,878,080)	$(815,334)	$(1,043,449)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization expense	5,109,710	4,645,775	4,511,127
Amortization of loan fees	128,590	141,573	151,670
Loss on disposal of assets	259,413	86,952	86,565
Interest rate derivative	277,449	—	—
Changes in certain assets and liabilities:
Accounts receivable	4,813	(89,198)	(79,861)
Prepaid expenses	34,987	(15,224)	(3,944)
Accounts payable and accrued expenses	(427,226)	166,593	(145,160)
Due to/from General Partner and affiliates	151,730	152,920	(273,798)
Deposits	28,150	6,070	2,206
Subscriber prepayments	(37,797)	(101,199)	91,169

Net cash provided by operating activities	3,651,739	4,178,928	3,296,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,139,491)	(4,323,229)	(3,007,667)
Proceeds from fixed asset disposals	4,900	30,554	42,642

Net cash used in investing activities	(5,134,591)	(4,292,675)	(2,965,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,500,000	2,100,000	—
Principal payments on notes payable	(3,279,776)	(2,027,398)	(1,273,724)
Loan fees and other	(105,170)	—	—

Net cash provided by (used in) financing activities	1,115,054	72,602	(1,273,724)

DECREASE IN CASH	(367,798)	(41,145)	(942,224)
CASH, beginning of year	492,858	534,003	1,476,227

CASH, end of year	$125,060	$492,858	$534,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$3,247,730	$3,332,982	$3,490,994

The accompanying notes are an integral part of these statements.

Northland Cable Properties Seven Limited Partnership

Notes to Financial Statements
For the Year Ended December 31, 2001

1. Organization And Partners’ Interests

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

Northland Communications Corporation is the General Partner (the General Partner or Northland) of the Partnership. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, Northland manages cable television systems for other limited partnerships for which it is general partner.

FN Equities Joint Venture, a California joint venture, is the Administrative General Partner of the Partnership.

The Partnership is subject to certain risks as a cable television operator. These include competition from alternative technologies (e.g., satellite), requirements to renew its franchises, availability of capital and note payable covenants.

Contributed Capital, Commissions and Offering Costs

The capitalization of the Partnership is set forth in the accompanying statements of changes in partners’ deficit. No limited partner is obligated to make any additional contribution.

Northland contributed $1,000 to acquire its 1% interest in the Partnership.

Pursuant to the Partnership Agreement, brokerage fees paid to an affiliate of the Administrative General Partner and other offering costs paid to the general partner were recorded as a reduction of limited partners’ capital upon formation of the Partnership. The Administrative General Partner received a fee for providing certain administrative services to the Partnership.

2. Summary Of Significant Accounting Policies

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

The Partnership periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2001, there has been no indication of such impairment.

Allocation of Cost of Purchased Cable Television Systems

The Partnership allocates the total contract purchase price of cable television systems acquired as follows: first, to the estimated fair value of net tangible assets acquired; then, to noncompetition agreements, franchise agreements and other intangibles; then, the excess is allocated to goodwill.

Intangible Assets

Costs assigned to franchise agreements, acquisition costs, loan fees, other intangibles and goodwill are being amortized using the straight-line method over the following estimated useful lives:

Franchise agreements	9-25 years
Acquisition costs	5 years
Loan fees and other intangibles	5-9 years
Goodwill	40 years

Revenue Recognition

Cable television service revenue, including service maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $1,208,238, $1,172,590 and $926,625, respectively, in 2001, 2000 and 1999.

Derivatives

The Partnership has only limited involvement with derivative instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Partnership periodically enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Partnership pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount.

The Partnership is exposed to credit related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership’s case, are interest rates.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives either be offset against the change in fair value of the hedged assets or liabilities through earnings, or to be recognized in other comprehensive income until the hedged item is recognized in earnings.

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statements of operations.

Segment Information

The Partnership has adopted Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Partnership manages its business under one reporting segment, telecommunications services. As such, all operating decisions are based upon the Partnership operating under a single segment. Additionally, all of its activities take place in the United States.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 141 and 142 — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 141 is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows. The adoption of SFAS No. 142 will result in the Partnership’s discontinuation of amortization of its goodwill, approximately $5,600 a year. The Partnership will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Partnership’s future results of operations if an impairment occurs. The net book value of the goodwill remaining at December 31, 2001 was $152,799.

Statement of Financial Accounting Standards No. 143 — In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Partnership beginning January 1, 2003. The Partnership has not yet estimated the impact of implementation on its financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 144 — In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. Implementation of Statement No. 144, which is effective January 1, 2002, is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Income Allocation

All items of income, loss, deduction and credit are allocated 99% to the limited partners and 1% to the General Partners until the limited partners have received aggregate cash distributions in an amount equal to aggregate capital contributions as defined in the limited partnership agreement. Thereafter, the General Partners receive 25% and the limited partners are allocated 75% of partnership income and losses. Cash distributions from operations will be allocated in accordance with the net income and net loss percentages then in effect. Prior to the General Partner’s receiving cash distributions from operations for any year, the limited partners must receive cash distributions in an amount equal to the lesser of i) 50% of the limited partners’ allocable share of net income for such year or ii) the federal income tax payable on the limited partners’ allocable share of net income using the then highest marginal federal income tax rate applicable to such net income. Any distributions other than from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be determined according to contractual stipulations in the Partnership Agreement.

The limited partners’ total initial contributions to capital were $24,893,000 ($500 per partnership unit). As of December 31, 2001, $3,108,554 ($52.50 per partnership unit) had been distributed to the limited partners and the Partnership has repurchased $65,000 of limited partnership units ($500 per unit).

4. Transactions With General Partner And Affiliates

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $929,687, $902,976 and $869,688, for 2001, 2000 and 1999, respectively.

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

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged for these services were $973,041, $996,585 and $877,597, for 2001, 2000 and 1999, respectively.

The Partnership has entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating, programming and administrative expenses. The Partnership received $87,121, $108,663 and $140,992, net of payment received, under the terms of these agreements during 2001, 2000 and 1999, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2001, 2000 and 1999, the partnership paid $431,406, $309,929 and $163,428, respectively, for these services. Of this amount, $217,600 and $81,290 were capitalized in 2001 and 2000, respectively, related to the build out and upgrade of cable systems.

The Partnership paid monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 2000 and 1999 were $184,317 and $200,107, respectively. As of January 1, 2001, NCN stopped providing these services to the Partnership.

Due from/to General Partner and Affiliates

The receivable from the affiliates consists of the following:

	December 31,

	2001	2000

Management fees	$—	$32,355
Reimbursable operating costs, net	17,225	8,815

	$17,225	$41,170

The payable to the General Partner and affiliates consists of the following:

	December 31,

	2001	2000

Management fees	$68,879	$—
Reimbursable operating costs, net	206,046	136,555
Other	10,200	20,785

	$285,125	$157,340

5. Property And Equipment

	December 31,

	2001	2000

Land and buildings	$968,357	$968,357
Distribution plant	35,869,208	32,431,378
Other equipment	2,821,709	2,658,702
Leasehold improvements	31,593	31,593
Construction in progress	340,540	145,414

	$40,031,407	$36,235,444

6. Accounts Payable And Accrued Expenses

	December 31,

	2001	2000

Accounts payable	$684,799	$936,792
Programmer license fees	340,289	499,228
Franchise fees	307,834	303,420
Pole rental	127,027	75,282
Interest	108,176	133,890
Payroll	104,632	97,993
Taxes	83,016	104,112
Copyright fees	41,940	45,372
Other	23,170	52,020

	$1,820,883	$2,248,109

7. Notes Payable

	December 31,

	2001	2000

Revolving credit and term loan, collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants; currently 7.04% (weighted average). Graduated principal payments plus interest are due quarterly until maturity on June 30, 2006. On December 1, 2000, the Partnership’s revolving credit facility converted to a term loan	$40,950,000	$39,700,000
Term loan, secured by parcel of land purchased with proceeds. Interest accrues at 9.25%. Principal and interest payments are due quarterly until maturity on January 14, 2003	166,954	175,018
Term loan, secured by parcel of land purchased with proceeds. Interest accrues at 8.00%. Principal and interest payments are due monthly until maturity on May 1, 2006	119,593	141,305

	$41,236,547	$40,016,323

Annual maturities of the notes payable after December 31, 2001, are as follows:

2002	$4,857,362
2003	6,633,572
2004	8,652,579
2005	10,279,869
2006	10,813,165

$41,236,547

On January 26, 2001 the Partnership amended its revolving credit and term loan agreement. Certain financial covenants were modified and a $4,500,000 facility was made available as a revolving line of credit for capital expenditures, working capital and other general business purposes.

Under the amended revolving credit facility and term loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including an Annualized Cash Flow to Pro Forma Debt Service Ratio of 1 to 1, a Total Debt to Annualized Cash Flow Ratio of 5.00 to 1, and an Investment and Capital Expenditures limit of $4,518,301, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. At December 31, 2001, the Partnership was out of compliance with its Total Debt to Annualized Cash Flow and Capital Expenditure covenants; however, appropriate waivers have been obtained from the Partnership’s creditor.

8. Interest Rate Swap Agreements

The Partnership has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of underlying principal amounts. At December 31, 2001, the Partnership had outstanding two interest rate swap agreements with its bank, having a notional principal amount of $37,912,500. These agreements effectively change the Partnership’s interest rate exposure to a fixed rate of 4.89%, plus an applicable margin based on certain financial covenants (the margin at December 31, 2001 was 2.375%).

Maturity Date	Fixed Rate	Notional Amount

March 12, 2002	4.89%	20,350,000
March 29, 2002	4.89%	17,562,500

At December 31, 2001, the Partnership would have paid to the counterparty $277,449 to settle these agreements based on fair value estimates received. In accordance with SFAS No. 133, the Partnership has recorded a liability of $277,449 and a corresponding charge in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivative will be recorded as other income or expense.

9. Income Taxes

Income taxes have not been recorded in the accompanying financial statements because they are obligations of the partners. The federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

The tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to the Partnership’s qualification or in changes with respect to the income or loss, the tax liability of the partners would likely be changed accordingly.

There was no taxable income to the limited partners in any of the three years in the period ended December 31, 2001. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the limited partners is different from that reported in the statement of operations principally due to the differences in depreciation and amortization expense allowed for tax purposes and that amount recognized under generally accepted accounting principles. Traditionally, there were no other significant differences between taxable income and the net loss reported in the statements of operations.

The Partnership agreement provides that tax losses may not be allocated to the limited partners if such loss allocation would create a deficit in the Limited Partners’ Capital Account. Such excess losses are reallocated to the General Partner (“Reallocated Limited Partner Losses”). In subsequent years, 100% of the Partnership’s net income is allocated to the General Partner until the General Partner has been allocated net income in amounts equal to the Reallocated Limited Partner Losses.

Under current federal income tax laws, a partner’s allocated share of tax losses from a partnership is allowed as a deduction on his individual income tax return only to the extent of the partner’s adjusted basis in his partnership interest at the end of the tax year. Any excess losses over adjusted basis may be carried forward to future tax years and are allowed as deductions to the extent the partner has an increase in his adjusted basis in the Partnership through either an allocation of partnership income or additional capital contributions to the Partnership.

In addition, current tax law does not allow a taxpayer to use losses from a business activity in which he does not materially participate (a “passive activity,” e.g., a limited partner in a limited partnership) to offset other income such as salary, active business income, dividends, interest, royalties and capital gains. However, such losses can be used to offset other income from passive activities. Disallowed losses can be carried forward indefinitely to offset future income from passive activities. Disallowed losses can be used in full when the taxpayer recognizes gain or loss upon the disposition of his entire interest in the passive activity.

10. Commitments And Contingencies

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounts to $411,787, $390,062 and $346,495, in 2001, 2000 and 1999, respectively. Minimum lease payments through the end of the lease terms are as follows:

2002	$32,594
2003	18,428
2004	6,398
2005	6,398
2006	1,898
Thereafter	698

$66,414

Effects of Regulation

The operation of a cable system is extensively regulated at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), and the 1996 Telecommunications Act (the “1996 Telecom Act,” and, collectively, the “Cable Act”) establish a national policy to guide the development and regulations of cable television systems. The Federal Communications Commission (“FCC”) has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change.

Cable Rate Regulation — Although the FCC established the rate regulatory scheme pursuant to the 1992 Cable Act, local municipalities, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates.

In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing for basic service tier programming. All of Northland’s systems are eligible for these simplified cost-of-service rules, and have calculated rates in accordance with those rules.

Cable Entry into Internet — The U.S. Supreme Court recently ruled that cable television systems may deliver high-speed Internet access and remain within the protections of Section 703 of the Telecommunications Act of 1996 (the “Pole Attachment Act”). National Cable & Telecommunications Assoc. v. Gulf Power Co., Nos. 00-832 and 00-843, 534 U.S.      (January 16, 2002). The Court reversed the Eleventh Circuit’s decision to the contrary and sustained the FCC decision that applied the Pole Attachment Act’s rate formula and other regulatory protections to cable television systems’ attachments over which commingled cable television and cable modem services are provided.

Electric Utility Entry into Telecommunications and Cable Television — The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority to engage in activities that could include the provision of video programming.

Must Carry and Retransmission Consent — The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

Access Channels — Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use.

Inside Wiring — In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a fee, where this fee is permissible.

State and Local Regulation — Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional or renew existing franchises.

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially among jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements, such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Historically, most franchises have been renewed and transfer consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

Self-Insurance

The Partnership began self-insuring for aerial and underground plant in 1996. Beginning in 1997, the Partnership began making quarterly contributions into an insurance fund maintained by an affiliate which covers all Northland entities and would defray a portion of any loss should the Partnership be faced with a significant uninsured loss. To the extent the Partnership’s losses exceed the fund’s balance, the Partnership would absorb any such loss. If the Partnership were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The capital cost of replacing such equipment and physical plant, could have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For 2001, 2000 and 1999, respectively, the Partnership was charged $5,651, $23,443 and $23,821 by the fund. As of December 31, 2001, the fund (related to all Northland entities) had a balance of $614,057.

SUBSEQUENT EVENT

In March 2002, the Partnership agreed to certain terms and conditions with its bank in anticipation of amending its credit agreement. This agreement is subject to completion of final agreements. Management believes the likelihood is remote that these agreements will not be finalized. The new terms and conditions modify the debt repayment schedule, applicable interest rates, certain financial covenants, and fees to be paid to the lenders. The new interest rate is LIBOR plus 4% with scheduled increases in 2003 and 2004. Based on these terms, the Partnership is required to make the following principal payments:

Amended
Principal
Payments

2002	$1,150,000
2003	2,200,000
2004	37,600,000

$40,950,000

If the Partnership sells assets and reduces the debt by at least $15,000,000 the interest rate increases scheduled for 2003 and 2004 would not occur and certain fees would be reduced pro rata by the amount of the debt repayment. Management believes asset sales sufficient to retire the balance of this new agreement will occur by the maturity of the agreement will occur by the maturity of the agreement or certain assets may be sold which would substantially reduce outstanding debt in which case the Partnership could likely renegotiate with its lenders or find new lending sources.

