Form 10-Q
period 2002-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2002-05-15
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission File Number: 0-16718

Northland Cable Properties Seven Limited Partnership

(Exact Name of Registrant as Specified in Charter)

Washington (State of Organization)	91-1366564 (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington (Address of Principal Executive Offices)	98101 (Zip Code)

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

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS
(Prepared by the Managing General Partner)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Cash	$878,115	$125,060
Accounts receivable	575,013	592,772
Prepaid expenses	147,928	89,299
Due from affiliates	12,065	17,225
Property and equipment, net of accumulated depreciation of $21,789,544 and $20,956,786, respectively	18,543,919	19,074,621
Intangible assets, net of accumulated amortization of $12,326,187 and $12,279,043, respectively	11,151,075	11,198,220

Total assets	$31,308,115	$31,097,197

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$1,551,522	$1,820,883
Due to managing general partner and affiliates	863,223	285,125
Converter deposits	83,575	71,730
Subscriber prepayments	657,073	595,357
Notes payable	40,978,707	41,236,547
Interest rate derivative	—	277,449

Total liabilities	44,134,100	44,287,091

Partners’ deficit:
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(315,361)	(319,000)

	(340,728)	(344,367)

Limited Partners:
Contributed capital, net	18,735,576	18,735,576
Accumulated deficit	(31,220,833)	(31,581,103)

	(12,485,257)	(12,845,527)

Total partners’ deficit	(12,825,985)	(13,189,894)

Total liabilities and partners’ deficit	$31,308,115	$31,097,197

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(Prepared by the Managing General Partner)

	For the three months ended March 31,

	2002	2001

	(unaudited)
Service revenues	$4,704,298	$4,554,058
Expenses:
Cable system operations (including $53,628 and $60,372 to affiliates in 2002 and 2001, respectively)	355,832	379,846
General and administrative (including $435,520 and $448,079 to affiliates in 2002 and 2001, respectively)	1,134,145	1,084,404
Programming (including $40,406 and $30,771 to affiliates in 2002 and 2001, respectively)	1,510,334	1,309,508
Depreciation and amortization	847,789	1,234,666

	3,848,100	4,008,424

Income from operations	856,198	545,634
Other income (expense):
Interest expense	(770,386)	(918,981)
Interest income	1,181	5,601
Interest rate derivative	277,449	(115,812)
Loss on disposal of assets	(533)	—

	(492,289)	(1,029,192)

Net income (loss)	$363,909	$(483,558)

Allocation of net income (loss):
General Partners	$3,639	$(4,836)

Limited Partners	$360,270	$(478,722)

Net income (loss) per limited partnership unit:
(49,656 units)	$7	$(10)

Net income (loss) per $1,000 investment	$15	$(19)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(Prepared by the Managing General Partner)

	For the three months ended March 31,

	2002	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$363,909	$(483,558)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	847,789	1,234,666
Interest rate derivative	(277,449)	131,577
Loan fee amortization	32,481	31,057
Loss on sale of assets	533	—
(Increase) decrease in operating assets:
Accounts receivable	17,759	69,021
Due from managing general partner and affiliates	5,160	(24,868)
Prepaid expenses	(58,629)	(51,087)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(269,361)	(1,055,638)
Due to managing general partner and affiliates	578,098	(69,268)
Converter deposits	11,845	4,915
Subscriber prepayments	61,716	136,760

Net cash provided by (used in) operating activities	1,313,851	(76,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(302,956)	(1,308,971)
Increase in intangibles	—	(105,170)

Net cash used in investing activities	(302,956)	(1,414,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(257,840)	(819,714)
Proceeds from borrowings	—	3,000,000

Net cash (used in) provided by financing activities	(257,840)	2,180,286

INCREASE IN CASH	753,055	689,722
CASH, beginning of period	125,060	492,858

CASH, end of period	$878,115	$1,182,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$742,958	$937,952

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTE TO UNAUDITED FINANCIAL STATEMENTS

(1)  These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at March 31, 2002, its statements of operations for the three months ended March 31, 2002 and 2001, and its statement of cash flows for the three months ended March 31, 2002 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2)  Recently Implemented Accounting Pronouncements

Statement of Financial Accounting Standards No. 141 and 142 — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The amortization of existing goodwill ceased on December 31, 2001. The adoption of SFAS No. 142 will result in the Partnership’s discontinuation of amortization of its goodwill. The Partnership determined that its franchise and acquisition costs met the definition of indefinite lived assets. Accordingly, amortization on these assets also ceased on December 31, 2001. The Partnership has tested its intangibles for impairment under the new standard and has determined that there is no impairment as of March 31, 2002. The net book value of the goodwill, franchises and acquisition costs remaining at March 31, 2002 was $10,712,837. Amortization of these assets was approximately $508,000 in the first quarter of 2001. Amortization of these assets would have been approximately the same amount in the first quarter of 2002.

Statement of Financial Accounting Standards No. 144 — In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. Statement No. 144, which is effective January 1, 2002, has been implemented by the Partnership and does not have an impact on the Partnership’s financial position, results of operations or cash flows for the period ended March 31, 2002.

(3)  Recently Issued Accounting Pronouncements

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

Three Months Ended March 31, 2002 and 2001

Revenues totaled $4,704,298 for the three months ended March 31, 2002 representing an increase of approximately 3% over the same period in 2001. Of these revenues, $3,142,130 (67%) was derived from basic services, $368,431 (8%) from premium services, $546,602 (12%) from expanded basic services, $77,537 (2%) from digital services, $303,626 (6%) from advertising and $265,972 (5%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems during the first quarter of 2002; (ii) increased penetration in digital services; and (iii) an increase of approximately 15% in advertising revenues.

As of March 31, 2002, the Partnership’s systems served approximately 35,110 basic subscribers, 18,436 premium subscribers and 3,057 digital subscribers.

Operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $355,832 for the three months ended March 31, 2002, representing a decrease of approximately 6% over the same period in 2001. This is primarily due to decreased system maintenance expense and decreases in operating salaries and payroll benefits.

General and administrative expenses totaled $1,134,145 for the three months ended March 31, 2002, representing an increase of approximately 5% over the same period in 2001. This increase is primarily attributable to: (i) increases in revenue-based expenses such as management, franchise and copyright fees; and (ii) increases in system utility, property tax and insurance costs.

Programming expenses totaled $1,510,334 for the three months ended March 31, 2002, representing an increase of approximately 15% over the same period in 2001. This increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the three months ended March 31, 2002 decreased approximately 31% over the same period in 2001. Such decrease is primarily attributable to the Partnership’s implementation of SFAS No. 142. As of December 31, 2001, the Partnership discontinued amortizing its franchises, goodwill and acquisition costs in accordance with SFAS No.142 resulting in a decrease of approximately $500,000 in amortization expense for the three months ended March 31, 2002.

Interest expense for the three months ended March 31, 2002 decreased approximately 16% over the same period in 2001. The Partnership’s average bank debt outstanding increased from $41,106,466 during the first quarter of 2001 to $41,107,627 during the same period in 2002. The Partnership’s effective interest rate decreased from 8.57% in the first quarter of 2001 to 7.50% in the first quarter of 2002.

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Derivatives in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new derivative agreements. Accordingly, the Partnership recorded a debit to eliminate the liability for derivatives on its balance sheet and a corresponding credit in its statement of operations. The market value adjustment for the first quarter of 2002 was a credit of approximately $277,000.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided from operations. Based on management’s analysis, the Partnership’s cash flow from operations will be sufficient to cover future operating costs, debt service and planned capital expenditures over the next twelve month period.

Net cash provided by operating activities totaled $1,313,851 for the three months ended March 31, 2002. Adjustments to the $363,909 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $880,270 of depreciation and amortization, increases in operating liabilities of $382,298, offset by decreases of $277,449 relating to interest rate derivatives.

Net cash used in investing activities consisted of $302,956 in capital expenditures for the three months ended March 31, 2002.

Net cash used in financing activities consisted of $257,840 in principal payments on long term debt for the three months ended March 31, 2002.

Net cash used in operating activities totaled $76,423 for the three months ended March 31, 2001. Adjustments to the $483,558 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $1,265,723 of depreciation and amortization, $131,577 relating to interest rate derivatives and decreases in operating liabilities of $983,231.

Net cash used in investing activities consisted of $1,414,141 in capital expenditures and increases in intangibles for the three months ended March 31, 2001.

Net cash from financing activities was $2,180,286 for the three months ended March 31, 2001. The Partnership had $3,000,000 in additions to long term debt to fund capital expenditures and made $819,714 in principal payments on long term debt for the three months ended March 31, 2001.

In May 2002, the Partnership agreed to certain terms and conditions with its bank and amending its credit agreement. The new terms and conditions modify the debt repayment schedule, applicable interest rates, certain financial covenants, and fees to be paid to the lenders. The new interest rate is LIBOR plus 4% with scheduled increases in 2003 and 2004. Based on these terms, the Partnership is required to make the following principal payments:

Amended
Principal
Payments

2002	$1,150,000
2003	2,200,000
2004	37,600,000

$40,950,000

If the Partnership sells assets and reduces the debt by at least $15,000,000, the interest rate increases scheduled for 2003 and 2004 would not occur and certain fees would be reduced pro rata by the amount of the debt repayment. Management believes asset sales sufficient to retire the balance of this new agreement will occur by the maturity of the agreement or certain assets may be sold which would substantially reduce outstanding debt in which case the Partnership could likely renegotiate with its lenders or find new lending sources.

Under the terms of the Partnership’s amended credit agreement, the Partnership has agreed to restrictive covenants that require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of 6.45 to 1.0 and a minimum ratio of operating cash flow to interest expense of 2.25 to 1.0. As of March 31, 2002 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $40,700,000. As of the date of this filing, interest rates on the credit facility were as follows: $20,350,000 at a LIBOR based rate of 5.860% expiring May 13, 2002; $15,877,473 at a LIBOR based rate of 5.84% expiring May 31, 2002; and $4,472,527 at a LIBOR based rate of 5.84% expiring May 31, 2002. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

Capital Expenditures

During the first quarter of 2002, the Partnership incurred approximately $303,000 in capital expenditures, including the continuation of an upgrade of the distribution plant to 550 MHz in Sandersville, Georgia, and 450 MHz in Sequim, Washington and 450 MHz in Camano Island, Washington as well a high speed Internet service launch in Vidalia, Georgia.

Planned expenditures for the remainder of 2002 include continuation of distribution plant upgrades and digital deployment, as well as line extensions and vehicle replacements in various systems.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements.

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

     None

ITEM 3  Defaults upon senior securities

     None

ITEM 4  Submission of matters to a vote of security holders

     None

ITEM 5  Other information

     None

ITEM 6  Exhibits and Reports on Form 8-K

(a)  No reports on Form 8-K have been filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

		BY:		Northland Communications Corporation, Managing General Partner

Dated:	May 15, 2002	BY:	/s/	RICHARD I. CLARK Richard I. Clark (Executive Vice President/Treasurer)

Dated:	May 15, 2002	BY:	/s/	GARY S. JONES Gary S. Jones (President)