Form 10-Q
period 2002-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2002-08-14
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to ___________________

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

Yes [X]      No [   ]

This filing contains 15 pages. Exhibits index appears on page 14.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS

Cash	$480,895	$125,060
Accounts receivable	729,998	592,772
Due from affiliates	6,048	17,225
Prepaid expenses	99,325	89,299
Property and equipment, net of accumulated depreciation of $22,622,085 and $20,956,786, respectively	18,379,304	19,074,621
Intangible assets, net of accumulated amortization of $12,420,264 and $12,279,043, respectively	11,456,999	11,198,220

Total assets	$31,152,569	$31,097,197

LIABILITIES AND PARTNERS’ DEFICIT

Accounts payable and accrued expenses	$2,103,985	$1,820,883
Due to managing general partner and affiliates	732,220	285,125
Converter deposits	90,935	71,730
Subscriber prepayments	575,192	595,357
Notes payable	40,670,703	41,236,547
Interest rate swap agreements	—	277,449

Total liabilities	44,173,035	44,287,091

Partners’ deficit:
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(317,306)	(319,000)

	(342,673)	(344,367)

Limited Partners:
Contributed capital, net	18,735,576	18,735,576
Accumulated deficit	(31,413,369)	(31,581,103)

	(12,677,793)	(12,845,527)

Total partners’ deficit	(13,020,466)	(13,189,894)

Total liabilities and partners’ deficit	$31,152,569	$31,097,197

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS

	For the six months ended June 30,

	2002	2001

	(unaudited)
Service revenues	$9,582,879	$9,279,104
Expenses:
Cable system operations (including $102,942 and $117,865 to affiliates in 2002 and 2001, respectively), excluding depreciation and amortization shown below	726,939	769,587
General and administrative (including $882,787 and $876,286 to affiliates in 2002 and 2001, respectively)	2,319,209	2,229,923
Programming (including $92,882 and $58,248 to affiliates in 2002 and 2001, respectively)	3,075,975	2,631,069
Depreciation and amortization	1,694,995	2,514,768

	7,817,118	8,145,347

Income from operations	1,765,761	1,133,757
Other income (expense):
Interest expense	(1,462,028)	(1,662,615)
Loan fees	(411,892)	(58,957)
Interest income and other, net	671	10,495
Unrealized gain (loss) on interest rate swap agreements	277,449	(258,484)
Loss on disposal of assets	(533)	(54,506)

	(1,596,333)	(2,024,067)

Net income (loss)	$169,428	$(890,310)

Allocation of net income (loss):
General Partners	$1,694	$(8,903)

Limited Partners	$167,734	$(881,407)

Net income (loss) per limited partnership unit: (49,656 units)	$3	$(18)

Net income (loss) per $1,000 investment	$7	$(36)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS

	For the three months ended June 30,

	2002	2001

	(unaudited)
Service revenues	$4,878,580	$4,725,047
Expenses:
Cable system operations (including $49,314 and $57,493 to affiliates in 2002 and 2001, respectively), excluding depreciation and amortization shown below	371,107	389,741
General and administrative (including $447,267 and $428,207 to affiliates in 2002 and 2001, respectively)	1,185,065	1,145,519
Programming (including $52,417 and $29,924 to affiliates in 2002 and 2001, respectively)	1,565,641	1,321,560
Depreciation and amortization	847,206	1,280,102

	3,969,019	4,136,922

Income from operations	909,561	588,125
Other income (expense):
Interest expense	(724,123)	(774,692)
Loan fees	(379,411)	(27,900)
Interest income and other, net	(510)	4,894
Unrealized loss on interest rate swap agreements	—	(142,672)
Loss on disposal of assets	—	(54,506)

	(1,104,044)	(994,876)

Net loss	$(194,483)	$(406,751)

Allocation of net loss:
General Partners	$(1,945)	$(4,068)

Limited Partners	$(192,538)	$(402,683)

Net loss per limited partnership unit: (49,656 units)	$(4)	$(8)

Net loss per $1,000 investment	$(8)	$(16)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (Prepared by the Managing General Partner)

	For the six months ended June 30,

	2002	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$169,428	$(890,310)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,694,995	2,514,768
Unrealized gain (loss) on interest rate swap agreements	(277,449)	274,249
Non-cash interest expense	100,956	—
Loan fees	111,892	58,957
Loss on sale of assets	533	54,506
(Increase) decrease in operating assets:
Accounts receivable	(137,226)	31,939
Due from affiliates	11,177	(38,706)
Prepaid expenses	(10,026)	(37,178)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	182,146	(874,085)
Due to Managing General Partner and affiliates	447,095	(38,993)
Converter deposits	19,205	8,015
Subscriber prepayments	(20,165)	(3,880)

Net cash provided by operating activities	2,292,561	1,059,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(970,882)	(2,968,937)
Increase in intangibles	—	(124,577)

Net cash used in investing activities	(970,882)	(3,093,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(565,844)	(1,639,579)
Proceeds from borrowings	—	3,750,000
Loan fees	(400,000)	—

Net cash (used in) provided by financing activities	(965,844)	2,110,421

INCREASE IN CASH	355,835	76,189
CASH, beginning of period	125,060	492,858

CASH, end of period	$480,895	$569,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,445,938	$1,690,224

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statements and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at June 30, 2002, its statements of operations for the six and three months ended June 30, 2002 and 2001, and its statement of cash flows for the six months ended June 30, 2002 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2)  Intangible Assets – Adoption of Statement of Financial Accounting Standards (SFAS) No. 142

Effective January 1, 2002, the Partnership adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and establishes a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value or if the fair values of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill ceased on December 31, 2001. The Partnership determined that its franchises met the definition of indefinite lived assets. Accordingly, amortization on these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment upon adoption of the new standard and determined that the fair value of the assets exceeded their carrying value. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances. The book value of the Partnership’s intangible assets is presented in the following table:

	June 30, 2002			December 31, 2001

		(unaudited)			(unaudited)

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$21,409,702	$(10,849,665)	$10,560,037	$21,409,702	$(10,849,665)	$10,560,037
Goodwill	222,929	(70,130)	152,799	222,929	(70,130)	152,799

	21,632,631	(10,919,795)	10,712,836	21,632,631	(10,919,795)	10,712,836
Definite-lived intangible assets:
Loan fees and other intangible assets	2,244,632	(1,500,469)	744,163	1,844,632	(1,359,248)	485,384

	$23,877,263	$(12,420,264)	$11,456,999	$23,477,263	$(12,279,043)	$11,198,220

As required by SFAS No. 142, the statement has not been retroactively applied to the results for periods prior to January 1, 2002. A reconciliation of net loss for the six and three months ended June 30, 2002 and 2001,and the twelve months ended December 31, 2001, 2000 and 1999, as if amortization of goodwill and franchises had not been recorded is presented below:

	Six Months	Three Months	Twelve Months Ended December 31,
	Ended	Ended
	June 30, 2001	June 30, 2001	2001	2000	1999

NET LOSS:
Reported Net Loss	$(890,310)	$(406,751)	$(1,878,080)	$(815,334)	$(1,043,449)
Add back: amortization of indefinite-lived franchises	1,018,810	507,119	2,027,971	2,048,188	2,088,502
Add back: amortization of goodwill	2,786	1,393		5,573	5,573

Adjusted net loss	$131,286	$101,761	$149,891	$1,238,427	$1,050,626

NET LOSS PER PARTNERSHIP UNIT:
Reported net loss per limited partnership unit	$(18)	$(8)	$(37)	$(16)	$(21)
Add back: amortization of indefinite-lived franchises	21	10	41	41	42
Add back: amortization of goodwill	—	—	—	—	—

Adjusted net loss per limited partnership unit	$3	$2	$4	$25	$21

     Amortization expense for each of the next five years is expected to be as follows:

2003	$411,174
2004	102,794
2005	—
2006	—
2007	—

$513,968

(3)  Notes Payable

On March 31, 2002, the Partnership agreed to certain terms and conditions with its bank and amended its credit agreement. The new terms and conditions modify the debt repayment schedule, applicable interest rates, certain financial covenants, and fees to be paid to the lenders. The new agreement matures on March 31, 2004, and has an applicable interest rate of LIBOR plus 4% with scheduled increases in 2003 and 2004. The amendment to the credit agreement was not considered a significant modification according to Emerging Issues Task Force 96-19. Based on these terms, the Partnership is required to make the following future principal payments:

Amended
Principal
Payments

2002	$600,000
2003	2,200,000
2004	37,600,000

$40,400,000

If the Partnership sells assets and reduces the debt by at least $15,000,000, the interest rate increases scheduled for 2003 and 2004 would not occur and certain fees would be reduced pro rata by the amount of the debt repayment. The Partnership intends to pursue a complete or partial asset sale during the remaining term of the amended credit agreement but no assurances can be given that such a transaction will occur. It is management’s opinion that the Partnership could renegotiate the terms of its credit agreement prior to its maturity if asset sales sufficient to repay the outstanding bank debt are not completed by March 31, 2004.

Under the terms of the Partnership’s amended credit agreement, the Partnership has agreed to restrictive covenants that require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of 6.10 to 1.0 and a minimum ratio of operating cash flow to interest expense of 2.25 to 1.0. As of June 30, 2002 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $40,400,000 at a LIBOR based interest rate of 5.81% expiring August 31, 2002.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2002 and 2001

As of June 30, 2002, the Partnership’s systems served approximately 34,989 basic subscribers, 18,108 premium subscribers and 3,211 digital subscribers.

Revenues totaled $9,582,879 for the six months ended June 30, 2002 representing an increase of approximately 3% over the same period in 2001. Of these revenues, $6,371,796 (66%) was derived from basic services, $743,082 (8%) from premium services, $1,105,296 (12%) from expanded basic services, $161,293 (2%) from digital services, $142,605 (1%) from service maintenance contracts, $674,517 (7%) from advertising and $384,290 (4%) from other sources. This increase is attributable to rate increases put into effect the first quarter of 2002.

Cable system operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $726,939 for the six months ended June 30, 2002, representing a decrease of approximately 6% over the same period in 2001. This is primarily due to decreases in operating salaries and payroll related taxes and benefits, which are a result of reductions in the number of technical and regional personnel.

General and administrative expenses totaled $2,319,209 for the six months ended June 30, 2002, representing an increase of approximately 4% over the same period in 2001. The increase is primarily attributable to (i) increases in revenue based expenses such as management fees and franchise fees and (ii) increases in system utility, property tax and insurance costs.

Programming expenses totaled $3,075,975 for the six months ended June 30, 2002, representing an increase of approximately 17% over the same period in 2001. The increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the six months ended June 30, 2002 decreased approximately 33% over the same period in 2001. Such decrease is primarily attributable to the Partnership’s implementation of SFAS No. 142. As of December 31, 2001, the Partnership discontinued amortizing its franchises and goodwill in accordance with SFAS No. 142 resulting in a decrease of approximately $1,022,000 in amortization expense for the six months ended June 30, 2002.

Interest expense totaled $1,462,028 for the six months ended June 30, 2002 representing a decrease of approximately 12% over the same period in 2001. This amount includes certain accrued interest charges to be paid in 2003 and 2004, which are a result of the Partnership’s accounting for scheduled increases to the interest rate margin on a straight-line basis, which approximates the effective interest rate method. The Partnership’s average bank debt outstanding decreased from $41,663,921 during the first half of 2001 to $41,042,060 during the first half of 2002. The Partnership’s effective interest rate decreased from 7.98% in 2001 to 7.12% in 2002.

Loan fee expense for the six months ended June 30, 2002 increased $352,935 over the same period in 2001. This increase is attributable to fees paid under the terms of the credit agreement, as amended on March 31, 2002.

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new agreements.

Three Months Ended June 30, 2002 and 2001

Revenues totaled $4,878,580 for the three months ended June 30, 2002 representing an increase of approximately 3% over the same period in 2001. Of these revenues, $3,229,665 (66%) was derived from basic services, $374,652 (8%) from premium services, $558,694 (11%) from expanded basic services, $83,756 (2%) from digital services, $370,891 (8%) from advertising and $260,922 (5%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems the first quarter of 2002; (ii) increased penetration in digital services; and (iii) an increase of approximately 24% in advertising revenues.

Cable system operating expenses totaled $371,107 for the three months ended June 30, 2002, representing a decrease of approximately 5% over the same period in 2001. This is primarily due to decreases in operating salaries and payroll related benefits and taxes, which are a result of reductions in the number of technical and regional personnel.

General and administrative expenses totaled $1,185,065 for the three months ended June 30, 2002, representing an increase of approximately 3% over the same period in 2001. This increase is primarily attributable to: (i) increases in revenue-based expenses such as management fees and franchise fees; and (ii) increases in system utility, property tax and insurance costs.

Programming expenses totaled $1,565,641 for the three months ended June 30, 2002, representing an increase of approximately 18% over the same period in 2001. This increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the three months ended June 30, 2002 decreased approximately 34% over the same period in 2001. Such decrease is primarily attributable to the Partnership’s implementation of SFAS No. 142. As of December 31, 2001, the Partnership discontinued amortizing its franchises and goodwill in accordance with SFAS No. 142 resulting in a decrease of approximately $509,000 in amortization expense for the three months ended June 30, 2002.

Interest expense totaled $724,123 for the three months ended June 30, 2002 representing a decrease of approximately 7% over the same period in 2001. This amount includes certain accrued interest charges to be paid in 2003 and 2004, which are a result of the Partnership’s accounting for scheduled increases to the interest rate margin on a straight-line basis, which approximates the effective interest rate method. The Partnership’s average bank debt outstanding decreased from $42,176,811 during the second quarter of 2001 to $40,898,682 during the same period in 2002. The Partnership’s effective interest rate decreased from 7.35% in the second quarter of 2001 to 7.08% in the second quarter of 2002.

Loan fee expense for the three months ended June 30, 2002 totaled $379,411 representing an increase of $352,935 over the same period in 2001. This increase is attributable to fees paid under the terms of credit agreement, as amended on March 31, 2002.

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new agreements.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided from operations. Based on management’s analysis, the Partnership’s cash flow from operations will be sufficient to cover future operating costs, debt service and planned capital expenditures over the next twelve-month period.

Net cash provided by operating activities totaled $2,292,561 for the six months ended June 30, 2002. Adjustments to the $169,428 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $1,694,995 of depreciation and amortization, loan fees of $111,892, non-cash interest expense of $100,956 and increases in operating liabilities of $628,281, offset by decreases of $277,449 relating to interest rate swap agreements.

Net cash used in investing activities consisted of $970,882 in capital expenditures for the six months ended June 30, 2002.

Net cash used in financing activities for the six months ended June 30, 2002 consisted of $565,844 in principal payments on notes payable and payment of additional loan fees of $400,000 related to the amendment of the Partnership’s credit agreement.

Net cash provided by operating activities totaled $1,059,282 for the six months ended June 30, 2001. Adjustments to the $890,310 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $2,514,768 of depreciation and amortization, $274,249 relating to interest rate swap agreements and decreases in operating liabilities of $908,943.

Net cash used in investing activities consisted of $3,093,514 in capital expenditures and increases in intangibles for the six months ended June 30, 2001.

Net cash from financing activities was $2,110,421 for the six months ended June 30, 2001. The Partnership had $3,750,000 in additions to notes payable to fund capital expenditures and made $1,639,579 in principal payments on long term debt during the six months ended June 30, 2001.

Capital Expenditures

During the first six months of 2002, the Partnership incurred approximately $971,000 in capital expenditures, including the continuation of an upgrade of the distribution plant to 550 MHz in Sandersville, Georgia, 450 MHz in Sequim, Washington and 450 MHz in Camano Island, Washington as well as a high speed Internet service launch in Vidalia, Georgia.

Planned expenditures for the remainder of 2002 include continuation of distribution plant upgrades and digital deployment, as well as small line extensions in various systems.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 143 – In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Partnership beginning January 1, 2003. The Partnership has not yet estimated the impact of implementation on its financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 145 – In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be effective beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be effective for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the Partnership’s financial statements.

Statement of Financial Accounting Standards No. 146 - In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. The Partnership has not yet estimated the impact of implementation on its financial position, results of operations or cash flows.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues, and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies, which have been chosen among alternatives, require a more significant amount of management judgment than other accounting policies the Partnership employs.

Revenue Recognition – Cable television service revenue is recognized in the month service is provided to the customer. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

Long-lived Assets – The Partnership periodically reviews the carrying value of its long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of June 30, 2002, there has been no indication of such impairment.

On January 1, 2002, the Partnership adopted SFAS No. 142 “Goodwill and Other Intangibles.” Under this statement, goodwill and franchises are no longer being amortized, but are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. As of June 30, 2002, there was no indication of such impairment.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of the Partnership’s variable rate obligations would be approximately $407,000.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibit Index

	10.36*	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated March 31, 2002

	99(a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99(b)	Certification of the President of Northland Communications Corporation, the General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K originally filed on July 15, 2002, and amended on July 19, 2002, announcing the dismissal of Arthur Andersen LLP as the Partnership’s independent auditors and the appointment of KPMG LLP to serve as the Partnership’s independent auditors.

*	Confidential treatment has been requested for portions of the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

	BY:	Northland Communications Corporation, Managing General Partner

Dated: 8-14-02	BY:	/s/ RICHARD I. CLARK

Richard I. Clark (Executive Vice President/Treasurer)

Dated: 8-14-02	BY:	/s/ GARY S. JONES

Gary S. Jones (President)