Form 10-Q
period 2002-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2002-11-12
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   September 30, 2002

or

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

Yes  [X]         No  [   ]

This filing contains 21 pages. Exhibits index appears on page 16.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS — (UNAUDITED)

	September 30,	December 31,
	2002	2001

ASSETS
Cash	$813,323	$125,060
Accounts receivable	655,870	592,772
Due from affiliates	36,941	17,225
Prepaid expenses	156,857	89,299
Property and equipment, net of accumulated depreciation of $23,386,073 and $20,956,786, respectively	18,069,618	19,074,621
Franchise agreements and acquisition costs, net of accumulated amortization of $10,849,665	10,562,737	10,560,037
Goodwill, net of accumulated amortization of $70,130	152,799	152,799
Loan fees and other intangibles, net of accumulated amortization of $1,618,726 and $1,359,248, respectively	629,851	485,384

Total assets	$31,077,996	$31,097,197

LIABILITIES AND PARTNERS’ DEFICIT
Accounts payable and accrued expenses	$2,389,745	$1,820,883
Due to managing general partner and affiliates	1,016,865	285,125
Converter deposits	18,325	71,730
Subscriber prepayments	577,561	595,357
Notes payable	40,362,530	41,236,547
Interest rate swap agreements	—	277,449

Total liabilities	44,365,026	44,287,091

Partners’ deficit:
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(319,971)	(319,000)

	(345,338)	(344,367)

Limited Partners:
Contributed capital, net	18,735,576	18,735,576
Accumulated deficit	(31,677,268)	(31,581,103)

	(12,941,692)	(12,845,527)

Total partners’ deficit	(13,287,030)	(13,189,894)

Total liabilities and partners’ deficit	$31,077,996	$31,097,197

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,

	2002	2001

Service revenues	$4,895,042	$4,691,112
Expenses:
Cable system operations (including $50,300 and $50,388 to affiliates in 2002 and 2001, respectively), excluding depreciation and amortization shown below	382,288	384,290
General and administrative (including $452,473 and $427,556 to affiliates in 2002 and 2001, respectively)	1,243,597	1,175,486
Programming (including $52,967 paid to and $7,038 received from affiliates in 2002 and 2001, respectively)	1,583,202	1,363,973
Depreciation and amortization	853,890	1,279,902

	4,062,977	4,203,651

Income from operations	832,065	487,461
Other income (expense):
Interest expense	(675,926)	(781,734)
Loan fees	(403,595)	(32,496)
Interest income and other, net	1,335	(64,922)
Unrealized loss on interest rate swap agreements	—	(138,381)
Loss on disposal of assets	(20,442)	(116,711)

	(1,098,628)	(1,134,244)

Net loss	$(266,563)	$(646,783)

Allocation of net loss:
General Partners	$(2,666)	$(6,468)

Limited Partners	$(263,897)	$(640,315)

Net loss per limited partnership unit:
(49,656 units)	$(5)	$(13)

Net loss per $1,000 investment	$(11)	$(26)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,

	2002	2001

Service revenues	$14,477,921	$13,970,216
Expenses:
Cable system operations (including $153,241 and $168,253 to affiliates in 2002 and 2001, respectively), excluding depreciation and amortization shown below	1,109,227	1,153,877
General and administrative (including $1,334,950 and $1,303,842 to affiliates in 2002 and 2001, respectively)	3,562,807	3,405,409
Programming (including $145,789 and $51,210 to affiliates in 2002 and 2001, respectively)	4,659,178	3,995,042
Depreciation and amortization	2,548,884	3,794,670

	11,880,096	12,348,998

Income from operations	2,597,825	1,621,218
Other income (expense):
Interest expense	(2,137,953)	(2,444,350)
Loan fees	(815,486)	(91,453)
Interest income and other, net	2,004	(38,662)
Unrealized gain (loss) on interest rate swap agreements	277,449	(412,630)
Loss on disposal of assets	(20,975)	(171,216)

	(2,694,961)	(3,158,311)

Net loss	$(97,136)	$(1,537,093)

Allocation of net loss:
General Partners	$(971)	$(15,371)

Limited Partners	$(96,165)	$(1,521,722)

Net loss per limited partnership unit:
(49,656 units)	$(2)	$(31)

Net loss per $1,000 investment	$(4)	$(61)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,136)	$(1,537,093)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,548,884	3,794,670
Unrealized (gain) loss on interest rate swap agreements	(277,449)	412,630
Non-cash interest expense	173,835	—
Loan fees	215,486	91,453
Loss on sale of assets	20,975	171,216
(Increase) decrease in operating assets:
Accounts receivable	(63,098)	31,811
Due from affiliates	(19,716)	(45,772)
Prepaid expenses	(67,558)	(46,211)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	395,027	(798,790)
Due to Managing General Partner and affiliates	731,740	(55,873)
Converter deposits	(53,405)	10,490
Subscriber prepayments	(17,796)	(108,078)

Net cash provided by operating activities	3,489,789	1,920,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(1,524,064)	(3,884,871)
Proceeds from sale of assets	500	—
Increase in intangibles		—(124,577)

Net cash used in investing activities	(1,523,564)	(4,009,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(874,017)	(2,459,598)
Proceeds from borrowings	—	4,500,000
Loan fees	(403,945)	—

Net cash (used in) provided by financing activities	(1,277,962)	2,040,402

INCREASE (DECREASE) IN CASH	688,263	(48,593)
CASH, beginning of period	125,060	492,858

CASH, end of period	$813,323	$444,265

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,404,097	$2,444,370

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at September 30, 2002, its statements of operations for the nine and three months ended September 30, 2002 and 2001, and its statements of cash flows for the nine months ended September 30, 2002 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2) Intangible Assets — Adoption of Statement of Financial Accounting Standards (SFAS) No. 142

Effective January 1, 2002, the Partnership adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and establishes a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill ceased on December 31, 2001. The Partnership determined that its franchises met the definition of indefinite lived assets. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment upon adoption of the new standard and determined that the fair value of the assets exceeded their carrying value. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances. The book value of the Partnership’s intangible assets is presented in the following table:

	September 30, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$21,412,402	$(10,849,665)	$10,562,737	$21,409,702	$(10,849,665)	$10,560,037
Goodwill	222,929	(70,130)	152,799	222,929	(70,130)	152,799

	21,635,331	(10,919,795)	10,715,536	21,632,631	(10,919,795)	10,712,836
Definite-lived intangible assets:
Loan fees and other intangible assets	2,248,577	(1,618,726)	629,851	1,844,632	(1,359,248)	485,384

	$23,883,908	$(12,538,521)	$11,345,387	$23,477,263	$(12,279,043)	$11,198,220

As required by SFAS No. 142, the statement has not been retroactively applied to the results for periods prior to adoption. A reconciliation of net loss for the nine and three months ended September 30, 2001, and the twelve months ended December 31, 2001, 2000 and 1999, as if amortization of goodwill and franchises had not been recorded is presented below:

	Nine Months Ended	Three Months Ended	Twelve Months Ended December 31,
	September 30, 2001	September 30, 2001	2001	2000	1999

NET LOSS:
Reported net loss	$(1,537,093)	$(646,783)	$(1,878,080)	$(815,334)	$(1,043,449)
Add back: amortization of indefinite-lived franchises	1,524,546	505,736	2,027,971	2,048,188	2,088,502
Add back: amortization of goodwill	4,179	1,393	—	5,573	5,573

Adjusted net (loss) income	$(8,368)	$(139,654)	$149,891	$1,238,427	$1,050,626

NET LOSS PER PARTNERSHIP UNIT:
Reported net loss per limited partnership unit	$(31)	$(13)	$(37)	$(16)	$(21)
Add back: amortization of indefinite-lived franchises	31	10	41	41	42
Add back: amortization of goodwill	—	—	—	—	—

Adjusted net loss (income) per limited partnership unit	$—	$(3)	$4	$25	$21

Amortization expense including amortization of loan fees for each of the next five years is expected to be as follows:

2003	$411,174
2004	102,794
2005	—
2006	—
2007	—

$513,968

(3) Notes Payable

On March 31, 2002, the Partnership agreed to certain terms and conditions with its bank and amended its credit agreement. The new terms and conditions modify the debt repayment schedule, applicable interest rates, certain financial covenants, and fees to be paid to the lenders. The new agreement matures on March 31, 2004, and has an applicable interest rate of LIBOR plus 4% with scheduled increases in 2003 and 2004. The amendment to the credit agreement was not considered a significant modification according to Emerging Issues Task Force Issue No. 96-19. Based on these terms, the Partnership is required to make the following future principal payments related to the amended agreement:

Amended
Principal
Payments

2002	$300,000
2003	2,200,000
2004	37,600,000

$40,100,000

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

Under the terms of the Partnership’s amended credit agreement, the Partnership has agreed to restrictive covenants that require the maintenance of certain ratios including a maximum ratio of Funded Debt to EBITDA of 6.00 to 1.0 and a minimum ratio of Operating Cash Flow to Interest Expense of 2.25 to 1.0. As of September 30, 2002 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $40,100,000 at a LIBOR based interest rate of 5.82% expiring November 29, 2002.

SUBSEQUENT EVENT

On October 28, 2002 the Partnership entered into an agreement to sell certain cable operations representing approximately 30% of its subscriber base to an unaffiliated third party. The sales price of the system is $21,790,000, which will result in the recognition of a gain. Closing of the sale is contingent upon the buyer obtaining financing and the transfer of franchise operating agreements. Upon closing, substantially all of the proceeds from the sale will be utilized to reduce amounts outstanding under the Partnership’s debt agreement. The sale is not expected to close until 2003. Summary operating results for the operations to be sold for the three and nine months ended September 30, 2002 and 2001 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Service revenues	$1,494,433	$1,479,464	$4,384,682	$4,456,247
Expenses:
Cable system operations	145,261	154,652	414,766	456,483
General and administrative	352,349	351,183	1,051,008	1,050,427
Programming	466,586	394,098	1,362,861	1,175,269
Depreciation and amortization	288,280	435,167	871,795	1,290,188

	1,252,476	1,335,100	3,700,430	3,972,367

Income from operations	$241,957	$144,364	$684,252	$483,880

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2002 and 2001

As of September 30, 2002, the Partnership’s systems served approximately 34,281 basic subscribers, 17,671 premium subscribers and 3,177 digital subscribers.

Revenues totaled $14,477,921 for the nine months ended September 30, 2002 representing an increase of approximately 4% over the same period in 2001. Of these revenues, $9,564,434 (66%) was derived from basic services, $1,108,787 (8%) from premium services, $1,680,142 (12%) from expanded basic services, $245,994 (2%) from digital services, $212,856 (1%) from service maintenance contracts, $1,055,977 (7%) from advertising and $609,731 (4%) from other sources. This increase is attributable to rate increases put into effect the first quarter of 2002.

Cable system operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $1,109,227 for the nine months ended September 30, 2002, representing a decrease of approximately 4% over the same period in 2001. This is primarily due to decreases in operating salaries and payroll related taxes and benefits, which are a result of reductions in the number of technical and regional personnel.

General and administrative expenses totaled $3,562,807 for the nine months ended September 30, 2002, representing an increase of approximately 5% over the same period in 2001. The increase is primarily attributable to (i) increases in revenue based expenses such as management fees and franchise fees, (ii) a 118% increase in marketing expenses and (iii) increases in system utility, property tax and insurance costs.

Programming expenses totaled $4,659,178 for the nine months ended September 30, 2002, representing an increase of approximately 17% over the same period in 2001. The increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the nine months ended September 30, 2002 decreased approximately 33% over the same period in 2001. Such decrease is primarily attributable to the Partnership’s implementation of SFAS No. 142. As of December 31, 2001, the Partnership discontinued amortizing its franchises and goodwill in accordance with SFAS No. 142 resulting in a decrease of approximately $1,529,000 in amortization expense for the nine months ended September 30, 2002 compared to the same period in 2001.

Interest expense totaled $2,137,953 for the nine months ended September 30, 2002 representing a decrease of approximately 13% over the same period in 2001. This amount includes certain accrued interest charges to be paid in 2003 and 2004, which are a result of the Partnership’s accounting for scheduled increases to the interest rate margin on a straight-line basis. This approximates the effective interest rate method. The Partnership’s average bank debt outstanding decreased from $41,794,893 during the first nine months of 2001 to $40,898,798 during the first nine months of 2002. The Partnership’s effective interest rate decreased from 7.80% in 2001 to 6.97% in 2002.

Loan fee expense for the nine months ended September 30, 2002 increased $584,687 over the same period in 2001. This increase is attributable to fees paid under the terms of the credit agreement, as amended on March 31, 2002.

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new agreements.

Three Months Ended September 30, 2002 and 2001

Revenues totaled $4,895,042 for the three months ended September 30, 2002 representing an increase of approximately 3% over the same period in 2001. Of these revenues, $3,192,640 (65%) was derived from basic services, $365,704 (7%) from premium services, $574,846 (12%) from expanded basic services, $84,701 (2%) from digital services, $381,461 (8%) from advertising and $295,690 (6%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems during the first quarter of 2002; (ii) increased penetration in digital services and (iii) an increase of approximately 17% in advertising revenues.

Cable system operating expenses totaled $382,288 for the three months ended September 30, 2002, remaining constant with the same period in 2001.

General and administrative expenses totaled $1,243,597 for the three months ended September 30, 2002, representing an increase of approximately 6% over the same period in 2001. This increase is primarily attributable to: (i) increases in revenue-based expenses such as management fees and franchise fees; (ii) a 170% increase in marketing expenses and (iii) increases in insurance costs.

Programming expenses totaled $1,583,202 for the three months ended September 30, 2002, representing an increase of approximately 16% over the same period in 2001. This increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the three months ended September 30, 2002 decreased approximately 33% over the same period in 2001. Such decrease is primarily attributable to the Partnership’s implementation of SFAS No. 142. As of December 31, 2001, the Partnership discontinued amortizing its franchises and goodwill in accordance with SFAS No. 142 resulting in a decrease of approximately $507,000 in amortization expense for the three months ended September 30, 2002 compared to the same period in 2001.

Interest expense totaled $675,926 for the three months ended September 30, 2002 representing a decrease of approximately 14% over the same period in 2001. This amount includes certain accrued interest charges to be paid in 2003 and 2004, which are a result of the Partnership’s accounting for scheduled increases to the interest rate margin on a straight-line basis. This approximates the effective interest rate method. The Partnership’s average bank debt outstanding decreased from $42,100,227 during the third quarter of 2001 to $40,564,519 during the same period in 2002. The Partnership’s effective interest rate decreased from 7.43% in the third quarter of 2001 to 6.67% in the third quarter of 2002.

Loan fee expense for the three months ended September 30, 2002 totaled $403,595 representing an increase of $371,099 over the same period in 2001. This increase is attributable to fees paid under the terms of the credit agreement, as amended on March 31, 2002.

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

Net cash provided by operating activities totaled $3,489,789 for the nine months ended September 30, 2002. Adjustments to the $97,136 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $2,548,884 of depreciation and amortization, loan fees of $215,846, non-cash interest expense of $173,835 and increases in operating liabilities of $1,055,566 offset by decreases of $277,449 relating to interest rate swap agreements.

Net cash used in investing activities consisted primarily of $1,524,064 in capital expenditures for the nine months ended September 30, 2002.

Net cash used in financing activities for the nine months ended September 30, 2002 consisted of $874,017 in principal payments on notes payable and payment of additional loan fees of $403,945 related to the amendment of the Partnership’s credit agreement.

Net cash provided by operating activities totaled $1,920,453 for the nine months ended September 30, 2001. Adjustments to the $1,537,093 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $3,794,670 of depreciation and amortization, $412,630 relating to interest rate swap agreements and decreases in operating liabilities of $952,251.

Net cash used in investing activities consisted of $4,009,448 in capital expenditures and increases in intangibles for the nine months ended September 30, 2001.

Net cash from financing activities was $2,040,402 for the nine months ended September 30, 2001. The Partnership had $4,500,000 in additions to notes payable to fund capital expenditures and made $2,459,598 in principal payments on long-term debt during the nine months ended September 30, 2001.

Capital Expenditures

During the first nine months of 2002, the Partnership incurred approximately $1,524,000 in capital expenditures, including the continuation of plant upgrades to 550 MHz in Sandersville, Georgia, 450 MHz in Sequim, Washington and 450 MHz in Camano Island, Washington.

Planned expenditures for the remainder of 2002 include continuation of distribution plant upgrades and digital deployment.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 143 — In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Partnership beginning January 1, 2003. The Partnership has not yet estimated the impact of implementation on its financial position or results of operations.

Statement of Financial Accounting Standards No. 145 — In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be effective beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be effective for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the Partnership’s financial statements.

Statement of Financial Accounting Standards No. 146 — In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. The Partnership has not yet estimated the impact of implementation on its financial position or results of operations.

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

Revenue Recognition — Cable television service revenue is recognized in the month service is provided to the customer. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

Long-lived Assets — Property and equipment are stated at cost less accumulated depreciation. Costs of additions and substantial improvements to property and equipment are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred.

Depreciation is computed using the straight-line method over the equipment’s estimated useful lives. The Partnership evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include direct labor and materials as well as certain indirect costs. The amount of indirect costs that are capitalized, which include employee benefits, travel and other costs, are estimated based on historical construction costs. The Partnership periodically performs evaluations of these estimates to determine whether they are reflective of current construction costs. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are presented in the statement of operations.

The Partnership periodically reviews the carrying value of its long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable

On January 1, 2002, the Partnership adopted SFAS No. 142 “Goodwill and Other Intangibles.” Under this statement, goodwill and franchises are no longer being amortized, but are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. As of September 30, 2002, there was no indication of such impairment.

SUBSEQUENT EVENT

On October 28, 2002 the Partnership entered into an agreement to sell certain cable operations representing approximately 30% of its subscriber base to an unaffiliated third party. The sales price of the system is $21,790,000, which will result in the recognition of a gain. Closing of the sale is contingent upon the buyer obtaining financing and the transfer of franchise operating agreements. Upon closing, substantially all of the proceeds from the sale will be utilized to reduce amounts outstanding under the Partnership’s debt agreement. The sale is not expected to close until 2003. Summary operating results for the operations to be sold for the three and nine months ended September 30, 2002 and 2001 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Service revenues	$1,494,433	1,479,464	$4,384,682	$4,456,247
Expenses:
Cable system operations	145,261	154,652	414,766	456,483
General and administrative	352,349	351,183	1,051,008	1,050,427
Programming	466,586	394,098	1,362,861	1,175,269
Depreciation and amortization	288,280	435,167	871,795	1,290,188

	1,252,476	1,335,100	3,700,430	3,972,367

Income from operations	$241,957	$144,364	$684,252	$483,880

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $401,000.

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

ITEM 4. Controls and procedures

Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and President (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based on and as of the time of such evaluation, the Partnership’s management, including the Chief Executive Officer and President (Principal Financial and Accounting Officer), concluded that the Partnership’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s reports filed or submitted by it under the Exchange Act. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

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

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

BY:	Northland Communications Corporation,
Managing General Partner

Dated: 11-12-02	BY:	/s/ RICHARD I. CLARK

Richard I. Clark (Executive Vice President/Treasurer)

Dated: 11-12-02	BY:	/s/ GARY S. JONES

Gary S. Jones (President)

CERTIFICATIONS

I, Gary Jones certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northland Cable Properties Seven Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ GARY S. JONES Gary S. Jones President (Principal Financial and Accounting Officer)

I, John Whetzell certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northland Cable Properties Seven Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JOHN S. WHETZELL John S. Whetzell Chief Executive Officer