Form 10-K
period 2002-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2003-03-31
CIK 813658

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354 eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from      to

Commission file number 0-16718

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

STATE OF WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1366564 (I.R.S. Employer Identification No.)

101 STEWART STREET SEATTLE, WASHINGTON (Address of principal executive offices)	98101 (Zip Code)

Registrant’s telephone number, including area code: (206) 621-1351

     Securities registered pursuant to including Section 12(b) of the Act:

Title of each class (NONE)	Name of each exchange on which registered (NONE)

Securities registered pursuant to Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of class)

Indicate by check mark whether registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

Yes   [ X ]    No    [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes    [  ]    No   [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    [  ]    No    [ X ]

     The aggregate market value of the Limited Partner Units representing limited partner interests was approximately $28,552,200 as of June 28, 2002, based on the most currently available secondary market trading information, as of that same date.

     At December 31, 2002, there were 49,656 Limited Partnership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
(Partially Incorporated into Part IV)

(1)	Form S-1 Registration Statement declared effective on August 6, 1987 (No. 33-13879).

(2)	Form 10-K Annual Reports for fiscal years ended December 31, 1987, December 31, 1988, December 31, 1990, December 31, 1992, December 31, 1993 and December 31, 2001, respectively.

(3)	Form 10-Q Quarterly Reports for periods ended June 30, 1989, September 30, 1989, March 31, 1993 and June 30, 2002, respectively.

(4)	Form 8-K dated September 27, 1993

(5)	Form 8-K dated March 1, 1996

(6)	Form 8-K dated December 5, 1997

(7)	Form 8-K dated March 11, 2003

     This filing contains 35 pages. Exhibits Index appears on page 35. Financial Statements/Schedules Index appears on page 29.

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

PART I

ITEM 1. BUSINESS

     Northland Cable Properties Seven Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of two general partners (the “General Partners”) and approximately 2,758 limited partners holding 49,656 units as of December 31, 2002. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as “Northland” or the “Managing General Partner”). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the “Administrative General Partner”).

     Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for cable television systems owned by two limited partnerships, and is the managing member of Northland Cable Networks, LLC, which also owns and operates cable television systems. Northland is also the parent company of Northland Cable Properties, Inc., which was formed in February 1995 and is principally involved in direct ownership of cable television systems and is the majority member and manager of Northland Cable Ventures LLC (“NCV”). Northland is a subsidiary of Northland Telecommunications Corporation (“NTC”). Other subsidiaries of NTC include:

NORTHLAND CABLE TELEVISION, INC. – formed in October 1985 and principally involved in the direct ownership of cable television systems. Sole shareholder of Northland Cable News, Inc.

NORTHLAND CABLE NEWS, INC. – formed in May 1994 and principally involved in the production and development of local news, sports and informational programming for the Partnership and other Northland affiliates. As of January 2001, Northland Cable News, Inc. stopped providing these services to the Partnership.

NORTHLAND CABLE SERVICES CORPORATION – formed in August 1993 and principally involved in the development and production of computer software used in billing and financial record keeping for Northland-affiliated cable systems. Also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Sole shareholder of Cable Ad-Concepts, Inc.

CABLE AD-CONCEPTS, INC. – formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

     NORTHLAND MEDIA, INC. – formed in April 1995 as a holding company. Sole shareholder of the two following entities:

STATESBORO MEDIA, INC. – formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, Georgia and surrounding areas.

CORSICANA MEDIA, INC. – purchased in September 1998 from an affiliate and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

     The Partnership was formed on April 17, 1987 and began operations on September 1, 1987. The Partnership serves the communities and surrounding areas of Brenham and Bay City, Texas, Camano Island and Sequim, Washington, as well as Vidalia, Sandersville, Toccoa and Royston, Georgia (the “Systems). As of December 31, 2002, the total number of basic subscribers served by the Systems was 33,700, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 60%. The Partnership’s properties are located in rural areas, which, to some extent, do not offer consistently acceptable off-air network signals. Management believes that this factor combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger population subscribing to cable television (higher penetration).

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

     The following is a description of the areas served by the Systems as of December 31, 2002. The systems serving the areas of Camano Island and Sequim, WA were sold to an unaffiliated third party on March 11, 2003:

     Brenham, TX: Brenham, Texas, with a population of approximately 12,000 is strategically located about midway between Houston and Austin. The population has grown steadily over the last 15 years at a rate of two and one-half percent per year. The city of Brenham serves as a hub for commerce, trade and services to the surrounding counties of Burleson, Waller, Lee, Fayette, Austin, Colorado and Grimes. Brenham’s proximity to Houston makes it a gateway through which international trade and commerce proceed to Austin, San Antonio and other western cities. A main line of the Santa Fe Railway also services the city. Certain information regarding the Brenham, TX system as of December 31, 2002, is as follows:

Basic Subscribers	3,701
Expanded Basic Subscribers	2,026
Premium Subscribers	2,149
Digital Subscribers	520
Estimated Homes Passed	5,660

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

     There is an abundance of recreational and sporting activities in the Bay City area, including freshwater and deep-sea fishing. The Gulf of Mexico, Matagorda Beach, the Colorado River, bays and bayous combine to meet the recreational needs of both tourists and residents. Certain information regarding the Bay City, TX system as of December 31, 2002, is as follows:

Basic Subscribers	4,905
Expanded Basic Subscribers	2,805
Premium Subscribers	3,490
Digital Subscribers	814
Estimated Homes Passed	8,670

     Camano Island, WA: Camano Island is approximately 16 miles long and six miles wide with a year-round population of over 6,000. Located in the Puget Sound, north of Seattle and five miles west of Stanwood, Washington, the island is connected to the mainland by a bridge, which provides easy access to neighboring communities. The Camano Island system also serves the communities of Stanwood, WA and Bayview, WA.

     Camano Island is currently experiencing growth at a rate of 200 to 250 new homes per year. The island is primarily residential with neighborhood grocery stores, service stations, restaurants and other incidental services. The neighboring mainland community of Stanwood provides the area with an education system, additional shopping and medical services. Many employed residents of Camano Island work in the neighboring cities of Everett (an industrial center), Stanwood and Mount Vernon (mainly agricultural), while many have chosen Camano Island as a retirement residence. Certain information regarding the Camano Island, WA system as of December 31, 2002, is as follows:

Basic Subscribers	5,809
Expanded Basic Subscribers	3,215
Premium Subscribers	3,133
Digital Subscribers	758
Estimated Homes Passed	9,890

     Sequim, WA: Clallam County’s population is approximately 63,600, with approximately 18,500 residing in the city of Port Angeles, WA, the county seat. Sequim is located approximately 15 miles east of Port Angeles. The county’s work force is concentrated in the lumber/wood products, logging, tourism, aerospace/aviation, fishing and education industries. Some of the most productive forest land in the United States is located on the Olympic Peninsula, and timber has been the traditional mainstay of Clallam County’s economy. A natural deep-water harbor and relative proximity to the Far East have encouraged international trade development for the county’s products. The Olympic National Park, ferry access to Victoria, British Columbia, Canada, sport fishing, and other scenic and recreational attractions bring a steady stream of tourists through Clallam County. Certain information regarding the Sequim, WA system as of December 31, 2002, is as follows

Basic Subscribers	4,274
Expanded Basic Subscribers	2,561
Premium Subscribers	1,163
Digital Subscribers	357
Estimated Homes Passed	7,180

     Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 12,000, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 2002, is as follows:

Basic Subscribers	5,205
Expanded Basic Subscribers	2,488
Premium Subscribers	2,395
Digital Subscribers	474
Estimated Homes Passed	9,100

     Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 2002, is as follows:

Basic Subscribers	3,255
Expanded Basic Subscribers	1,479
Premium Subscribers	2,044
Estimated Homes Passed	4,720

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

Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 2002, is as follows:

Basic Subscribers	6,551
Expanded Basic Subscribers	4,271
Premium Subscribers	3,345
Digital Subscribers	269
Estimated Homes Passed	11,530

     The Partnership had 69 employees as of December 31, 2002. Management of these systems is handled through offices located in the towns of Brenham and Bay City, Texas, as well as Vidalia, Sandersville, Toccoa and Royston, Georgia. The Sequim and Camano systems share the costs of offices maintained by affiliates of the Partnership pursuant to the terms of operating management agreements. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)

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

Overbuilds

     Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area. This is known as an “overbuild.” Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Constructing and developing a cable television system is a capital-intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system such as headends, trunk lines and drops to individual subscribers homes throughout the franchise areas.

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

Direct Broadcast Satellite Service

     High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years and together now serve over 17 million customers nationwide. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Recent federal legislation reduced this competitive disadvantage. Nevertheless, technological limitations still affect DBS companies, and it is expected that DBS companies will offer local broadcast programming only in the top 50 to 100 U.S. markets for the foreseeable future. The same legislation reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS’s market share over recent years. The impact of DBS services on the Partnership’s market share within its service areas cannot be precisely determined but is estimated to have taken away between 2% and 15%, depending upon the specific area.

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

     As of December 31, 2002, approximately 4% of the Partnership’s local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

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

Telephone Entry Into Cable Television

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

State and Local Franchise Regulation

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

ITEM 2. PROPERTIES

     The Partnership’s cable television systems are located in and around Brenham and Bay City, Texas; Camano Island, Sequim, Stanwood, and Bayview, Washington; and Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 56,750 homes as of December 31, 2002. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  There is no established public trading market for the Partnership’s units of limited partnership interest.

     (b)  The approximate number of equity holders as of December 31, 2002, is as follows:

Limited Partners:	2,758

General Partners:	2

     (c)  During 2002, the Partnership did not make cash distributions to the limited partners or to the General Partners. The limited partners have received in the aggregate in the form of cash distributions $3,108,554 on total initial contributions of $24,893,000 as of December 31, 2002. As of December 31, 2002, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios, and compliance with financial covenants required by the Partnership’s lender.

ITEM 6. SELECTED FINANCIAL DATA

The data set for the below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Years ended December 31,
	2002 (1)	2001	2000	1999	1998

SUMMARY OF OPERATIONS:
Revenue	$19,350,410	$18,593,728	$18,187,025	$17,605,125	$16,877,376
Operating income	3,337,999	2,047,339	2,771,397	2,654,459	1,884,639
Net loss	(437,753)	(1,878,080)	(815,334)	(1,043,449)	(2,053,933)
Net loss per limited partner unit	(9)	(37)	(16)	(21)	(41)
Cumulative tax losses per limited partner unit	(402)	(402)	(402)	(402)	(402)

(1)  As of December 31, 2001, the Partnership discontinued amortization of its franchise agreements and goodwill in accordance with SFAS No. 142. Amortization of these items was $2,033,544 and $2,053,761 for the years ended December 31, 2001 and 2000, respectively.

	December 31,
	2002	2001	2000	1999	1998

BALANCE SHEET DATA:
Total assets	$30,592,898	$31,097,197	$31,786,692	$31,785,098	$34,424,298
Notes payable	40,054,185	41,236,547	40,016,323	39,943,721	41,217,445
Total liabilities	44,220,545	44,287,091	43,098,506	42,281,578	43,877,329
General partner’s deficit	(348,745)	(344,367)	(325,586)	(317,433)	(306,999)
Limited partners’ deficit	(13,278,902)	(12,845,527)	(10,986,228)	(10,179,047)	(9,146,032)
Distribution per limited partner unit	—	—	—	—	—

	December 31,
	2002	2001	2000	1999	1998

Cumulative distributions per limited partner unit	63	63	63	63	63

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002	2001	2001	2001	2001

Revenue	$4,872,490	$4,895,042	$4,878,580	$4,704,298	$4,623,511	$4,691,112	$4,725,047	$4,554,058
Operating income	740,175	832,065	909,561	856,198	426,119	487,461	588,125	545,634
Net (loss) income	(340,616)	(266,563)	(194,483)	363,909	(340,988)	(646,783)	(406,751)	(483,558)
Net (loss) income per limited partner unit	(7)	(5)	(4)	7	(6)	(13)	(8)	(10)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2002 and 2001

     Total revenue reached $19,350,410 for the year ended December 31, 2002, representing an increase of approximately 4% from $18,593,728 for the year ended December 31, 2001. Of the 2002 revenue, $12,648,186 (65%) is derived from subscriptions to basic service, $1,463,368 (7%) from subscriptions to premium services, $2,282,779 (12%) from subscriptions to expanded basic services, $330,406 (2%) from subscriptions to digital services, $1,487,518 (8%) from advertising revenue and $1,138,153 (6%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems during the year; (ii) revenue from new digital service launches during the year; and (iii) increases in advertising revenue.

     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2002	2001	2000	1999	1998

Basic Rate	$30.50	$31.00	$27.85	$25.85	$24.55
Expanded Basic Rate	10.35	8.50	8.95	8.65	8.25
HBO Rate	9.50	11.00	10.75	10.65	10.65
Cinemax Rate	7.50	7.50	7.65	7.45	7.25
Showtime Rate	9.00	9.50	8.65	8.60	8.10
Movie Channel Rate	9.00	9.00	7.00	7.25	7.00
Disney Rate	—	—	—	7.25	6.50
Encore Rate	2.00	2.00	1.50	1.50	1.50
Starz Rate	3.50	5.00	5.50	7.00	7.00
Service Contract Rate	1.25	2.00	2.20	2.20	2.35

     Operating expenses totaled $1,523,812 for the year ended December 31, 2002, representing a decrease of approximately 2% from $1,559,476 for the year ended December 31, 2001. This decrease is primarily attributable to decreases in employee salary and benefit costs due to a reduction in the number of technical and regional personnel. Employee wages are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.

     General and administrative expenses totaled $4,840,027 for the year ended December 31, 2002, representing an increase of approximately 5% from $4,603,500 for the same period in 2001. This increase is primarily attributable to (i) increases in revenue based expenses such as management fees and franchise fees, (ii) an 89% increase in marketing expenses and (iii) increases in system utility costs and property taxes. Significant administrative expenses are based on Partnership revenues (franchise fees, copyright fees and management fees). Therefore, as the Partnership’s revenues increase, the trend of increased administrative expenses is expected to continue.

     Programming expenses totaled $6,256,704 for the year ended December 31, 2002, representing an increase of approximately 19% from $5,273,703 for the year ended December 31, 2001. This increase is primarily due to higher costs charged by various program suppliers, as well as the addition of new channels and services. Programming expenses mainly consist of payments made to suppliers of various cable programming services. Rate increases from program suppliers, as well as fees due to the launch of additional channels, will contribute to the trend of increased programming costs in the future.

     Depreciation and amortization expense decreased approximately 34%, from $5,109,710 in 2001 to $3,391,868 in 2002. The decrease is primarily attributable to the Partnership’s implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” As of December 31, 2001, the Partnership discontinued amortizing its franchise agreements and goodwill resulting in a decrease of approximately $2,000,000 in amortization expense for the year ended December 31, 2002. This is offset by the depreciation and amortization of plant, property, equipment and other intangible assets acquired during 2002.

     Interest expense decreased approximately 13% from $3,222,016 in 2001 to $2,801,768 in 2002. The Partnership’s average bank debt decreased from approximately $41,791,414 in 2001 to $40,750,509 in 2002, due to principal payments made during 2002. In addition, the Partnership’s effective interest rate decreased from 7.71% in 2001 to 6.88% in 2002.

     The net losses historically incurred by the Partnership are a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income each year in the three-year period ended December 31, 2002. Management anticipates that this trend will continue, and that the Partnership will continue to generate net losses after depreciation and amortization until a majority of the Partnership’s assets are fully depreciated.

2001 and 2000

     Total revenue reached $18,593,728 for the year ended December 31, 2001, representing an increase of approximately 2% from $18,187,025 for the year ended December 31, 2000. Of the 2001 revenue, $12,551,847 (68%) is derived from subscriptions to basic service, $1,421,153 (8%) from subscriptions to premium services, $2,017,387 (11%) from subscriptions to expanded basic services, $203,561 (1%) from subscriptions to digital services, $1,208,238 (6%) from advertising revenue and $1,191,542 (6%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems during the year; (ii) revenue from new digital service launches during the year; and (iii) increases in pay-per-view revenue.

     Operating expenses totaled $1,559,476 for the year ended December 31, 2001, representing an increase of approximately 4% from $1,493,864 for the same period in 2000. This increase is primarily attributable to increased salary and benefit costs which are a major component of operating expenses.

     General and administrative expenses totaled $4,603,500 for the year ended December 31, 2001, representing an increase of approximately 7% from $4,288,711 for the same period in 2000. This increase is mainly due to increases in salary and benefit costs, and increases in revenue based expenses, such as franchise fees and management fees.

     Programming expenses totaled $5,273,703 for the year ended December 31, 2001, representing an increase of approximately 6% from $4,987,278 for the year ended December 31, 2000. This increase is primarily due to higher costs charged by various program suppliers, as well as the addition of new channels and services.

     Depreciation and amortization expense increased approximately 10% compared to 2000. This increase is due to depreciation and amortization on recent purchases of plant and equipment offset by assets that became fully depreciated and amortized during the year.

     Interest expense for the year ended December 31, 2001 decreased approximately 5% compared to 2000. The Partnership’s average bank debt balance increased from approximately $39,568,060 during 2000 to $41,791,414 during 2001, however, the Partnership’s effective interest rate during 2001 was approximately 7.71% compared to a rate of approximately 8.53% during 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During 2002, the Partnership’s primary source of liquidity was cash flow from operations. The Partnership generates cash through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 2002, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2003 obligations.

2002

     Net cash provided by operating activities totaled $5,577,359 for the year ended December 31, 2002. Adjustments to the $437,753 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $3,391,868 of depreciation and amortization, loan fee expense of $1,219,055, non cash interest expense of $252,851, and changes in other operating assets and liabilities of $1,413,776, offset by $277,449 relating to unrealized gains on interest rate swap agreements.

     Net cash used in investing activities for the year ended December 31, 2002 totaled $2,437,661, and consisted primarily of $2,443,809 in capital expenditures.

     Net cash used in financing activities for the year ended December 31, 2002 consisted of $1,182,362 in principal payments on notes payable and payment of additional loan fees of $1,404,860 related to the amendment of the Partnership’s credit agreement.

Notes Payable

     On March 31, 2002, the Partnership agreed to certain terms and conditions with its bank and amended its credit agreement. The new terms and conditions modify the debt repayment schedule, applicable interest rates, certain financial covenants, and fees to be paid to the lenders. The interest and loan fee expenses are recognized using the straight-line method, which approximates the effective interest rate method. The new agreement matures on March 31, 2004, and has an applicable interest rate of LIBOR plus 4% with scheduled increases in 2003 and 2004. The amendment to the credit agreement was not considered a significant modification according to Emerging Issues Task Force Issue No. 96-19.

     If the Partnership sells assets and reduces the debt by at least $15,000,000, the scheduled interest rate increases would not occur and certain fees would be reduced pro rata by the amount of the debt repayment. The Partnership intends to pursue a complete or partial asset sale during the remaining term of the amended credit agreement but no assurances can be given that such a transaction will occur. It is management’s opinion that the Partnership could renegotiate the terms of its credit agreement prior to its maturity if asset sales sufficient to repay the outstanding bank debt are not completed by March 31, 2004. As discussed below, on March 11, 2003, the Partnership sold its Sequim and Camano Island, WA systems and used the net proceeds from the transaction of approximately $20,340,000 to repay amounts outstanding under the credit agreement.

     As of December 31, 2002, the Partnership’s balance under the credit facility was $39,800,000. As of December 31, 2002, the interest rate on the credit facility was 5.4275% expiring on February 28, 2003. The above rates include a margin paid to the lender.

     Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants, which require the maintenance of certain ratios, including a Funded Debt to EBITDA Ratio of 5.90 to 1, and an Operating Cash Flow to Interest Expense Ratio of 2.25 to 1, among other restrictions. The Managing General Partner submits quarterly debt compliance reports to the Partnership’s lenders under this agreement. As of December 31, 2002, the Partnership was in compliance with the required financial covenants.

     The Partnership had two additional term loans outstanding as of December 31, 2002. Details of the loans are as follows:

-	Term loan with a balance outstanding as of December 31, 2002 of $158,106, secured by parcel of land purchased with proceeds. Interest accrues at 9.25%. Principal and interest payments are due quarterly until maturity on January 14, 2003.

-	Term loan with a balance outstanding as of December 31, 2002 of $96,079, secured by parcel of land purchased with proceeds. Interest accrues at 8.00%. Principal and interest payments are due monthly until maturity on May 1, 2006.

Obligations and Commitments

     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2002 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

	2003	2004	2005	2006	2007	Total

Notes payable	$2,383,572	$37,627,579	$29,868	$13,166	—	$40,054,185
Interest payments (weighted average interest rate of 5.45% as of December 31, 2002)	2,581,973	709,650	2,361	264	—	3,294,248
Minimum operating lease payments	42,728	31,898	18,698	1,898	—	95,222

Total contractual cash obligations (a)	$5,008,273	$38,369,127	$50,927	$15,328	—	$43,443,655

(a)  These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2003.

Capital Expenditures

     During 2002, the Partnership incurred $2,443,809 in capital expenditures. These expenditures included the continuation of system upgrades to 550 MHz in Sandersville, GA and 450 MHz in both Sequim and Camano Island, WA. All capital expenditures for 2002 were financed through cash provided by operations.

     Management has budgeted that the Partnership will spend approximately $1,400,000 on capital expenditures in 2003. Planned expenditures include the continuation of distribution plant upgrades, potential line extension opportunities and the continuation of digital deployment.

SYSTEM SALES

     On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system serving the communities of Sequim and Camano Island, Washington, which served approximately 10,300 basic subscribers, to Wave Division Networks, LLC. The system was sold at a purchase price of approximately $20,340,000. Net proceeds from the transaction were used to repay amounts outstanding under the Partnership’s credit agreement, and effectively reduce the fees to be paid to the lender over the remaining term of the facility and the required principal payments due in 2004.

     As of December 31, 2002, the transaction was subject to certain closing conditions, including the buyer obtaining and providing evidence of financing sufficient to complete the transaction. As the sale of the assets was not probable, the assets associated with the transaction were considered to be held for use, as defined in SFAS No. 144, at December 31, 2002.

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

Revenue Recognition

     Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

Property and Equipment

     Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor, and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Partnership periodically performs evaluations of these estimates as warranted by events or changes in circumstances.

     In accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies,” the Partnership also capitalizes costs associated with initial customer installations. The costs of disconnecting service or reconnecting service to previously installed locations is expensed in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements, including the replacement of drops, are capitalized.

     Intangible Assets

     Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill ceased on December 31, 2001. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations discussed below. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment at January 1, 2002 and again during the fourth quarter of 2002 and determined that the fair value of the assets exceeded their carrying value. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

     Management believes the franchises have indefinite lives because the franchises are expected to be used by the Partnership for the foreseeable future and effects of obsolescence, competition and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises are not material in relation to the carrying value of the franchises. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 143

     In September 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Partnership beginning January 1, 2003. The Partnership has not yet estimated the impact of implementation on its financial position or results of operations.

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

Statement of Financial Accounting Standards No. 146

     In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the Partnership’s financial statements.

FASB Interpretation No. 45

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation establishes disclosure requirements for December 31, 2002 financial statements for companies that make certain types of guarantees. Beginning in 2003, the interpretation requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The Partnership has reviewed the interpretation and has concluded that its 2002 disclosures are adequate and does not expect the interpretation to have a material impact on the Partnership’s financial position or results of operations in 2003.

ECONOMIC CONDITIONS

     Historically, the effects of inflation have been considered in determining to what extent rates will be increased for various services provided. It is expected that the future rate of inflation will continue to be a significant variable in determining rates charged for services provided, subject to the provisions of the 1996 Telecom Act. Because of the deregulatory nature of the 1996 Telecom Act, the Partnership does not expect the future rate of inflation to have a material adverse impact on operations.

TRANSACTIONS WITH MANAGING GENERAL PARTNER AND AFFILIATES

Management Fees

     The Managing General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged by the Managing General Partner were $967,521, $929,687 and $902,976 for 2002, 2001 and 2000, respectively, which are included as a component of general and administrative expenses in the accompanying statements of operations.

Reimbursements

     The Managing General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The Managing General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters’ supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance.

     The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to the Partnership by the Managing General Partner for these services were $1,089,975, $973,041 and $996,585 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Partnership has entered into operating management agreements with certain affiliates managed by the Managing General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership received $69,633, $87,121 and $108,663, net of payments made, under the terms of these agreements during 2002, 2001 and 2000, respectively.

     Northland Cable Service Corporation (NCSC), an affiliate of the Managing General Partner, was formed to provide billing system support to cable systems owned and managed by the Managing General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2002, 2001 and 2000 the partnership paid $358,932, $431,406 and $309,929, respectively, for these services. Of this amount, $125,792 and $217,600 were capitalized in 2002 and 2001, respectively, related to the build out and upgrade of cable systems.

     In 1997, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the Managing General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 2000 were $184,317. As of January 1, 2001, NCN stopped providing these services to the Partnership.

CERTAIN BUSINESS RELATIONSHIPS

     John E. Iverson, a Director and Secretary of the Managing General Partner, is a partner of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $398,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements of the Partnership for the years ended December 31, 2002, 2001 and 2000 are included as a part of this filing (see Item 15 (a) below).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountant

The Partnership dismissed Arthur Andersen LLP as its independent auditor on July 10, 2002. The decision to dismiss Arthur Andersen was approved by the Board of Directors of the Managing General Partner.

During the two most recent fiscal years and through July 10, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its report on the Partnership’s financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Arthur Andersen’s reports on the financial statements of the Partnership for 2000 and 2001 did not contain any adverse opinions or disclaimers of opinions, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The Partnership requested that Arthur Andersen provide a currently dated letter confirming its agreement with the above statements. Arthur Andersen informed the Partnership that, because of Arthur Andersen’s current situation, it is unable to provide such letter.

New Independent Accountant

On July 10, 2002, the Partnership engaged KPMG LLP as the firm of independent auditors to audit the Partnership’s financial statements for the fiscal year ending December 31, 2002. The decision to engage KPMG was approved by the Board of Directors of the Managing General Partner. During the period from January 2000 to April 1, 2002, The Partnership did not consult KPMG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, that was an important factor the Partnership considered in reaching a decision on an accounting, auditing, or financial reporting issue, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of either a disagreement or reportable event.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or officers. The Managing General Partner of the Partnership is Northland Communications Corporation, a Washington corporation.

     Certain information regarding the officers and directors of Northland and relating to the Partnership is set forth below.

     JOHN S. WHETZELL (AGE 61). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 28 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

     JOHN E. IVERSON (AGE 66). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 40 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

     RICHARD I. CLARK (AGE 45). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 24 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

     GARY S. JONES (AGE 45). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 57). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

     H.     LEE JOHNSON (AGE 59). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 33 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

     R.     GREGORY FERRER (AGE 47). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filing, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

     MATTHEW J. CRYAN (AGE 38). Mr. Cryan is Vice President – Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

     RICK J. MCELWEE (AGE 41). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner and affiliates during 2002 as indicated in Note 4 to the Notes to Financial Statements—December 31, 2002 (see Items 15 (a) and 13 (a) below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2002 is as follows:

AMOUNT AND NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS

General Partner’s Interest	Northland Communications Corporation 101 Stewart Street Suite 700 Seattle, Washington 98101	(See Note A)	(See Note A)

General Partner’s Interest	FN Equities Joint Venture 2780 Skypark Dr. Suite 300 Torrance, California 90505	(See Note B)	(See Note B)

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

     (b)  CHANGES IN CONTROL. Northland has pledged its ownership interest as Managing General Partner of the Partnership to the Partnership’s lender as collateral pursuant to the terms of the revolving credit and term loan agreement between the Partnership and its lender.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS. The Managing General Partner receives a management fee equal to 5% of the gross revenues of the Partnership, not including revenues from any sale or refinancing of the Partnership’s System. The Managing General Partner also receives reimbursement of normal operating and general and administrative expenses incurred on behalf of the Partnership.

     The Partnership has entered into operating management agreements with affiliates managed by the Managing General Partner. Under the terms of this agreement, the partnership or an affiliate serves as the exclusive managing agent for certain cable systems and is reimbursed for certain operating and administrative costs.

     The Partnership has also entered into an operating management agreement with NCTV, an affiliate of Northland. Under the terms of this agreement, the Partnership serves as the exclusive managing agent for one of the NCTV’s cable systems and is reimbursed for certain operating, administrative and programming costs.

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

     Northland Cable News, Inc.(“NCN”), an affiliate of Northland, provides programming to certain of the Partnership’s systems. As of January 1, 2001, NCN stopped providing these services to the Partnership.

Management Fees

     The Managing General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged by the Managing General Partner were $967,521, $929,687 and $902,976 for 2002, 2001 and 2000, respectively, which are included as a component of general and administrative expenses in the accompanying statements of operations.

Reimbursements

     The Managing General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The Managing General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters’ supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance.

     The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to the Partnership by the Managing General Partner for these services were $1,089,975, $973,041 and $996,585 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Partnership has entered into operating management agreements with certain affiliates managed by the Managing General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership received $69,633, $87,121 and $108,663, net of payment received, under the terms of these agreements during 2002, 2001 and 2000, respectively.

     Northland Cable Service Corporation (NCSC), an affiliate of the Managing General Partner, was formed to provide billing system support to cable systems owned and managed by the Managing General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2002, 2001 and 2000 the partnership paid $358,932, $431,406 and $309,929 for these services. Of this amount, $125,792 and $217,600 were capitalized in 2002 and 2001, respectively, related to the build out and upgrade of cable systems.

     In 1997, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 2000 were $184,317. As of January 1, 2001, NCN stopped providing these services to the Partnership.

     Management believes that all of the above transactions are on terms as favorable to the Partnership as could be obtained from unaffiliated parties for comparable goods or services.

     As disclosed in the Partnership’s Prospectus (which has been incorporated by reference), certain conflicts of interest may arise between the Partnership and the General Partners and its affiliates. Certain conflicts may arise due to the allocation of management time, services and functions between the Partnership and existing and future partnerships as well as other business ventures. The General Partners have sought to minimize these conflicts by allocating costs between systems on a reasonable basis. Each limited partner may have access to the books and non-confidential records of the Partnership. A review of the books will allow a limited partner to assess the reasonableness of these allocations. The Agreement of Limited Partnership provides that any limited partner owning 10% or more of the Partnership units may call a special meeting of the Limited Partners, by giving written notice to the General Partners specifying in general terms the subjects to be considered. In the event of a dispute between the General Partners and Limited Partners, which cannot be otherwise resolved, the Agreement of Limited Partnership provides steps for the removal of a General Partners by the Limited Partners.

     (b)  CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Secretary of the Managing General Partner, is a partner of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

     (c)  INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY
NUMBERED
PAGE

(a)	FINANCIAL STATEMENTS:
	Independent Auditors’ Reports	F-1
	Report of Prior Independent Public Accountants	F-2
	Balance Sheets—December 31, 2002 and 2001.	F-3
	Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4
	Statements of Changes in Partners’ Deficit for the years ended December 31, 2002, 2001 and 2000.	F-5
	Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6
	Notes to Financial Statements—December 31, 2002.	F-7

(b)	REPORTS ON FORM 8-K :

Form 8-K filed on March 25, 2003 announcing the sale of the Sequim and Camano Island, Washington systems to Wave Division Networks, LLC

(c)	EXHIBITS:

4.1	Forms of Amended and Restated Certificate of Agreement of Limited Partnership(1)

10.1	Brenham Franchise (2)

10.1	Amendment to Brenham Franchise (4)

10.3	Washington County Franchise (2)

10.4	Island County Franchise (Amended) (2)

10.5	Bay City Franchise (2)

10.6	Sweeney Franchise (2)

10.7	West Columbia Franchise (2)

10.8	Wharton Franchise (2)

10.9	Tenneco Development Corp. Franchise (3)

10.10	Sequim Franchise (1)

10.11	Clallam County Franchise (1)

10.12	Credit Agreement with National Westminster Bank USA (1)

10.13	First, Second and Third Amendments to Credit Agreement with National Westminster Bank USA (3)

10.14	Amended and Restated Management Agreement with Northland Communications Corporation (3)

10.15	Operating Management Agreement with Northland Cable Television, Inc. (3)

10.16	Assignment and Transfer Agreement with Northland Telecommunications Corporation dated May 24, 1989 (4)

10.17	Agreement of Purchase and Sale with Sagebrush Cable Limited Partnership (5)

10.18	Fourth, Fifth, Sixth and Seventh Amendments to Credit Agreement with National Westminster Bank USA (6)

10.19	Franchise Agreement with the City of Sequim, WA effective as of May 6, 1992 (7)

10.20	Franchise Agreement with Clallam County, WA effective as of May 29, 1992 (7)

10.21	Eighth Amendment to Credit Agreement with National Westminster Bank USA dated as of May 28, 1992 (7)

10.22	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership (Buyer) and Country Cable, Inc. (Seller) (8)

10.23	Amendment to Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Country Cable, Inc. dated September 14, 1993 (9)

10.24	Commercial Loan Agreement between Seattle-First National Bank and Northland Cable Properties Seven Limited Partnership dated September 24, 1993 (9)

10.25	Franchise Agreement with Island County, WA dated October 4, 1993 (10)

10.26	Franchise Agreement with Skagit County – Assignment and Assumption Agreement dated September 27, 1993 (10)

10.27	Franchise Agreement with Whatcom County – Assignment and Assumption Agreement dated September 27, 1993 (10)

10.28	Amendment to Commercial Loan Agreement dated March 15, 1994 (10)

10.29	Operating and Management Agreement with Northland Cable Television, Inc. dated November 1, 1994 (11)

10.30	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Southland Cablevision, Inc. (12)

10.31	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and TCI Cablevision of Georgia, Inc. (12)

10.32	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated February 29, 1996 (12)

10.33	Asset purchase agreement between Northland Cable Properties Seven Limited Partnership and Robin Media Group, Inc. (13)

10.34	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated December 1, 1997. (13)

10.35	First Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated January 26, 2001. (14)

10.36	Second Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated March 31, 2002.(15)

10.37	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Wave Division Networks, LLC dated October 28, 2002.(16)

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002.(17)

99 (a)	Certification of the Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99 (b)	Certification of the President (as Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on August 6, 1987

(2)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the year ended December 31, 1988.

(4)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(5)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 1989.

(6)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1990.

(7)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1992.

(8)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1993

(9)	Incorporated by reference from the partnership’s Form 8-K dated September 27, 1993 Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(11)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(12)	Incorporated by reference from the partnership’s Form 8-K dated March 1, 1996.

(13)	Incorporated by reference from the partnership’s Form 8-K dated December 5, 1997.

(14)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

(15)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002.

(16)	Incorporated by reference from the partnership’s Form 8-K dated March 11, 2003.

(17)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the year ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

	By:	NORTHLAND COMMUNICATIONS CORPORATION (Managing General Partner)

Date: 3-31-03	By	/s/ JOHN S. WHETZELL John S. Whetzell, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ JOHN S. WHETZELL John S. Whetzell	Chief executive officer of registrant; chief executive officer and chairman of the board of directors of Northland Communications Corporation	3-31-03

/s/ RICHARD I. CLARK Richard I. Clark	Director of Northland Communications Corporation	3-31-03

/s/ JOHN E. IVERSON John E. Iverson	Secretary and Director of Northland Communications Corporation	3-31-03

/s/ GARY S. JONES Gary S. Jones	President of Northland Communications Corporation	3-31-03

CERTIFICATIONS

I, Gary Jones certify that:

1.	I have reviewed this annual report on Form 10-K of Northland Cable Properties Seven Limited Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: 3-31-03

/s/	GARY S. JONES Gary S. Jones President (Principal Financial and Accounting Officer)

I, John Whetzell certify that:

1.	I have reviewed this annual report on Form 10-K of Northland Cable Properties Seven Limited Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: 3-31-03

/s/	JOHN S. WHETZELL John S. Whetzell Chief Executive Officer

EXHIBITS INDEX

Exhibit
Number	Description

99 (a)	Certification of the Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99 (b)	Certification of the President (as Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Independent Auditors’ Report

The Partners
Northland Cable Properties Seven Limited Partnership:

We have audited the accompanying balance sheet of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 2002, and the related statements of operations, changes in partners’ deficit, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements of Northland Cable Properties Seven Limited Partnership were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revision described in Note 2 to the 2002 financial statements, in their 2001 report dated January 31, 2002, except with respect to the matter discussed in Note 11 as to which the date is March 27, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 and 2000 financial statements of Northland Cable Properties Seven Limited Partnership were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Partnership as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Northland Cable Properties Seven Limited Partnership other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/	KPMG LLP
Seattle, Washington January 31, 2003, except as to note 11, which is as of March 11, 2003

Report of Prior Independent Public Accountants

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

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated January 31, 2002 rendered by Arthur Andersen LLP on our financial statements included in our Form 10-K filed on April 1, 2002, and has not been reissued by Arthur Andersen LLP since that date. We are including this copy of the January 31, 2002 Arthur Andersen LLP audit report pursuant to Rule 2-02 (e) of Regulation S-X under the Securities Act of 1933.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001

Cash	$677,536	125,060
Accounts receivable	727,991	592,772
Due from affiliates	34,376	17,225
Prepaid expenses	117,290	89,299
Investment in cable television properties:
Property and equipment	41,728,964	40,031,407
Less accumulated depreciation	(23,931,717)	(20,956,786)

	17,797,247	19,074,621
Franchise agreements (net of accumulated amortization of $10,849,665)	10,568,237	10,560,037
Goodwill (net of accumulated amortization of $70,130)	152,799	152,799

Total investment in cable television properties	28,518,283	29,787,457

Loan fees and other intangibles (net of accumulated amortization of $1,104,455 and $1,359,248 in 2002 and 2001, respectively)	517,422	485,384

Total assets	$30,592,898	31,097,197

Liabilities and Partners' Deficit	2002	2001

Liabilities:
Accounts payable and accrued expenses	$2,499,502	1,820,883
Due to General Partner and affiliates	973,023	285,125
Deposits	18,300	71,730
Subscriber prepayments	675,535	595,357
Notes payable	40,054,185	41,236,547
Interest rate swap agreements	—	277,449

Total liabilities	44,220,545	44,287,091

Commitments and contingencies
Partners’ deficit:
General Partners:
Contributed capital	(25,367)	(25,367)
Accumulated deficit	(323,378)	(319,000)

	(348,745)	(344,367)

Limited Partners:
Contributed capital, net (49,656 units)	18,735,576	18,735,576
Accumulated deficit	(32,014,478)	(31,581,103)

	(13,278,902)	(12,845,527)

Total liabilities and partners’ deficit	$30,592,898	31,097,197

See accompanying notes to financial statements.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Statements of Operations

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Revenue	$19,350,410	18,593,728	18,187,025

Expenses:
Operating (including $198,547, $221,381, and $194,541, net, paid to affiliates in 2002, 2001, and 2000, respectively), excluding depreciation and amortization expense recorded below	1,523,812	1,559,476	1,493,864
General and administrative (including $1,833,461, $1,732,747, and $1,736,970, net, paid to affiliates in 2002, 2001, and 2000, respectively)	4,840,027	4,603,500	4,288,711
Programming (including $188,995, $75,285, and $272,343, net, paid to affiliates in 2002, 2001, and 2000, respectively)	6,256,704	5,273,703	4,987,278
Depreciation and amortization expense	3,391,868	5,109,710	4,645,775

	16,012,411	16,546,389	15,415,628

Operating income	3,337,999	2,047,339	2,771,397
Other income (expense):
Interest expense	(2,801,768)	(3,222,016)	(3,376,571)
Loan fee expense	(1,219,055)	(128,590)	(141,573)
Loss on disposal of assets	(15,011)	(259,413)	(86,952)
Interest income	6,050	16,844	18,365
Unrealized gain (loss) on interest rate swap agreements	277,449	(277,449)	—
Other, net	(23,417)	(54,795)	—

Net loss	$(437,753)	(1,878,080)	(815,334)

Allocation of net loss:
General Partners	$(4,378)	(18,781)	(8,153)
Limited Partners	(433,375)	(1,859,299)	(807,181)
Net loss per limited partnership unit	(9)	(37)	(16)

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Statements of Changes in Partners’ Deficit

Years ended December 31, 2002, 2001, and 2000

	General	Limited
	Partners	Partners	Total

Balance, December 31, 1999	$(317,433)	(10,179,047)	(10,496,480)
Net loss	(8,153)	(807,181)	(815,334)

Balance, December 31, 2000	(325,586)	(10,986,228)	(11,311,814)
Net loss	(18,781)	(1,859,299)	(1,878,080)

Balance, December 31, 2001	(344,367)	(12,845,527)	(13,189,894)
Net loss	(4,378)	(433,375)	(437,753)

Balance, December 31, 2002	$(348,745)	(13,278,902)	(13,627,647)

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Statements of Cash Flows

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(437,753)	(1,878,080)	(815,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,391,868	5,109,710	4,645,775
Loan fee expense	1,219,055	128,590	141,573
Non-cash interest expense	252,851	—	—
Loss on disposal of assets	15,011	259,413	86,952
Unrealized (gain) loss on interest rate swap agreements	(277,449)	277,449	—
Changes in certain assets and liabilities:
Accounts receivable	(135,219)	4,813	(89,198)
Prepaid expenses	(27,991)	34,987	(15,224)
Accounts payable and accrued expenses	879,491	(427,226)	166,593
Due to/from General Partner and affiliates	670,747	151,730	152,920
Deposits	(53,430)	28,150	6,070
Subscriber prepayments	80,178	(37,797)	(101,199)

Net cash provided by operating activities	5,577,359	3,651,739	4,178,928

Cash flows from investing activities:
Purchase of property and equipment	(2,443,809)	(5,139,491)	(4,323,229)
Increase in other intangibles	(8,200)	—	—
Proceeds from fixed asset disposals	14,348	4,900	30,554

Net cash used in investing activities	(2,437,661)	(5,134,591)	(4,292,675)

Cash flows from financing activities:
Proceeds from notes payable	—	4,500,000	2,100,000
Principal payments on notes payable	(1,182,362)	(3,279,776)	(2,027,398)
Loan fees and other	(1,404,860)	(105,170)	—

Net cash (used in) provided by financing activities	(2,587,222)	1,115,054	72,602

Increase (decrease) in cash	552,476	(367,798)	(41,145)
Cash, beginning of year	125,060	492,858	534,003

Cash, end of year	$677,536	125,060	492,858

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,233,830	3,247,730	3,332,982

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

(1)	Organization and Partners’ Interests

(a)	Formation and Business

Northland Cable Properties Seven Limited Partnership (the Partnership), a Washington limited partnership, was formed on April 17, 1987. The Partnership was formed to acquire, develop, and operate cable television systems. The Partnership began operations on September 1, 1987, and currently owns systems serving the cities and surrounding areas of Brenham and Bay City, Texas, Toccoa, Royston, Vidalia, and Sandersville, Georgia, and Sequim and Camano Island, Washington. The Partnership has 26 nonexclusive franchises to operate the cable systems for periods, which will expire at various dates through 2024.

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

FN Equities Joint Venture, a California joint venture, is the Administrative General Partner of the Partnership.

Collectively, the General Partner and the Administrative General Partner are referred to herein as the General Partners.

The Partnership is subject to certain risks as a cable television operator. These include competition from alternative technologies (e.g., satellite), requirements to renew its franchises, availability of capital, and note payable covenants.

(b)	Contributed Capital, Commissions, and Offering Costs

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

(2)	Summary of Significant Accounting Policies

(a)	Acquisition of Cable Television Systems

Cable television system acquisitions are accounted for as purchase transactions and their cost is allocated to the estimated fair market value of net tangible assets acquired and identifiable intangible assets, including franchise agreements. Any excess is allocated to goodwill.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

(b)	Accounts Receivable

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are stated at net realizable value. Receivables are written-off when the Partnership deems specific customer invoices to be uncollectible.

(c)	Property and Equipment

Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Partnership periodically performs evaluations of these estimates as warranted by events or changes in circumstances.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 51, Financial Reporting by Cable Television Companies, the Partnership also capitalizes costs associated with initial customer installations. The costs of disconnecting service or reconnecting service to previously installed locations are charged to operating expense in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements, including the replacement of drops, are capitalized.

At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are included in the statement of operations.

Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20 years
Distribution plant	10 years
Other equipment and leasehold improvements	5-20 years

The Partnership recorded depreciation expense of $3,338,100, $2,936,912 and $2,417,814 in 2002, 2001 and 2000, respectively.

The Partnership periodically evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives. The Partnership also reviews the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2002, there has been no indication of such impairment.

(d)	Intangible Assets

Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

The amortization of existing goodwill ceased on December 31, 2001. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment at January 1, 2002 and again during the fourth quarter of 2002 and determined that the fair value of the assets exceeded their carrying value. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances. The book value of the Partnership’s intangible assets is presented in the following table:

	December 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Indefinite-lived intangible assets:
Franchise agreements	$21,417,902	(10,849,665)	10,568,237	21,409,702	(10,849,665)	10,560,037
Goodwill	222,929	(70,130)	152,799	222,929	(70,130)	152,799

	21,640,831	(10,919,795)	10,721,036	21,632,631	(10,919,795)	10,712,836
Definite-lived intangible assets:
Loan fees and other intangibles	1,621,877	(1,104,455)	517,422	1,844,632	(1,359,248)	485,384

	$23,262,708	(12,024,250)	11,238,458	23,477,263	(12,279,043)	11,198,220

As required by SFAS No. 142, the statement has not been retroactively applied to the results for the periods prior to adoption. A reconciliation of net loss for the years ended December 31, 2001 and 2000, as if amortization of goodwill and franchise agreements had not been recorded is presented below:

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

	2001	2000

Net loss:
Reported net loss	$(1,878,080)	(815,334)
Add back: amortization of franchise agreements	2,027,971	2,048,188
Add back: amortization of goodwill	5,573	5,573

Adjusted net income	$155,464	1,238,427

Net loss per limited partnership unit:
Reported net loss per limited partnership unit	$(37)	(16)
Add back: amortization of franchise agreements	41	41
Add back: amortization of goodwill	—	—

Adjusted net income per limited partnership unit	$4	25

As of December 31, 2002, intangible assets subject to amortization consist of loan fees and other intangibles, which are being amortized using the straight-line method over periods of five to nine years (current weighted average remaining useful life of 1.25 years). The Partnership recorded amortization expense of $1,272,823, $2,301,388 and $2,369,534 in 2002, 2001 and 2000, respectively. Amortization of loan fees and other intangibles for each of the next five years is expected to be as follows:

2003	$413,937
2004	103,485
2005	—
2006	—
2007	—

$517,422

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

(e)	Self Insurance

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. During 2001, and 2000, respectively, the Partnership was charged $5,651, and $23,443 by the fund. Management suspended contributions during 2001 based on its assessment that the current balance would be sufficient to meet potential claims. As of December 31, 2002, the fund (related to all Northland entities) had a balance of $562,420.

(f)	Revenue Recognition

Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $1,487,518, $1,208,238, and $1,172,590 in 2002, 2001, and 2000, respectively.

(g)	Derivatives

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

Effective January 1, 2001 the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the Partnership records all derivative instruments on the balance sheet at fair value. Depending on the nature of the hedge, the changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets or liabilities through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during 2002, and the Partnership elected not to enter into any new agreements.

(h)	Advertising Costs

The Partnership expenses advertising costs as they are incurred. Advertising costs were $828,233, $732,187 and $700,875 in 2002, 2001 and 2000, respectively.

(i)	Segment Information

The Partnership follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Partnership manages its business and makes operating decisions at the operating segment level. Following the operating segment aggregation criteria in SFAS No. 131, the Partnership reports business activities under a single reporting segment, telecommunications services. Additionally, all of its activities take place in the United States of America.

(j)	Concentration of Credit Risk

The Partnership is subject to concentrations of credit risk from cash investments on deposit at various financial institutions that at times exceed insured limits by the Federal Deposit Insurance Corporation. This exposes the Partnership to potential risk of loss in the event the institution becomes insolvent.

Financial instruments consist of cash, interest rate swap agreements and notes payable. The fair value of cash approximates its carrying value. The fair value of interest rate swap agreements is the estimated amount that a bank would receive or pay to terminate the swap agreement at the reporting date and is equal to their carrying value. The fair value of the notes payable approximates their carrying value because of their variable interest rate nature (note 7).

(k)	Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 143 – In September 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Partnership beginning January 1, 2003. The Partnership has not yet estimated the impact of implementation on its financial position or results of operations.

Statement of Financial Accounting Standards No. 145 – In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be effective beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be effective for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the Partnership’s financial statements.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

Statement of Financial Accounting Standards No. 146 - In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the Partnership’s financial statements.

FASB Interpretation No. 45 – In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation establishes disclosure requirements for December 31, 2002 financial statements for companies that make certain types of guarantees. Beginning in 2003, the interpretation requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The Partnership has reviewed the interpretation and has concluded that its 2002 disclosures are adequate and does not expect the interpretation to have a material impact on the Partnership’s financial position or results of operations in 2003.

(l)	Estimates Used in Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)	Income Allocation

All items of income, loss, deduction, and credit are allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received aggregate cash distributions in an amount equal to aggregate capital contributions as defined in the limited partnership agreement. Thereafter, the General Partners receive 25% and the Limited Partners are allocated 75% of partnership income and losses. Cash distributions from operations will be allocated in accordance with the net income and net loss percentages then in effect. Prior to the General Partners receiving cash distributions from operations for any year, the Limited Partners must receive cash distributions in an amount equal to the lesser of (i) 50% of the Limited Partners’ allocable share of net income for such year or (ii) the federal income tax payable on the Limited Partners’ allocable share of net income using the then highest marginal federal income tax rate applicable to such net income. Any distributions other than from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be determined according to contractual stipulations in the Partnership Agreement.

The Limited Partners’ total initial contributions to capital were $24,893,000 ($500 per partnership unit). As of December 31, 2002, $3,108,554 ($52.50 per partnership unit) had been distributed to the Limited Partners, and the Partnership has repurchased $65,000 of limited partnership units (130 units at $500 per unit).

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

(4)	Transactions with General Partner and Affiliates

(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged by the General Partner were $967,521, $929,687, and $902,976, for 2002, 2001, and 2000, respectively, which are included as a component of general and administrative expenses in the accompanying statements of operations.

(b)	Reimbursements

The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters’ supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance.

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged for these services were $1,089,975, $973,041, and $996,585, for 2002, 2001, and 2000, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership received $69,633, $87,121, and $108,663, net of payment made, under the terms of these agreements during 2002, 2001, and 2000, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2002, 2001, and 2000, the Partnership paid $358,932, $431,406, and $309,929, respectively, for these services. Of this amount, $125,792 and $217,600 were capitalized in 2002 and 2001, respectively, related to the build out and upgrade of cable systems.

In 1997, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 2000 were $184,317. As of January 1, 2001, NCN stopped providing these services to the Partnership.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

(c)	Due from Affiliates

The receivable from the affiliates consists of the following:

	December 31

	2002	2001

Reimbursable operating costs, net	$30,104	17,225
Other amounts due from affiliates, net	4,272	—

	$34,376	17,225

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31

	2002	2001

Management fees	$405,247	68,879
Reimbursable operating costs, net	518,750	206,046
Other amounts due to General Partner and affiliates, net	49,026	10,200

	$973,023	285,125

(5)	Property and Equipment

	December 31

	2002	2001

Land and buildings	$968,357	968,357
Distribution plant	37,863,988	35,869,208
Other equipment	2,844,071	2,821,709
Leasehold improvements	31,593	31,593
Construction in progress	20,955	340,540

	$41,728,964	40,031,407

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

(6)	Accounts Payable and Accrued Expenses

	December 31

	2002	2001

Accounts payable	$93,194	684,799
Programmer license fees	1,142,669	340,289
Interest	338,865	108,176
Franchise fees	333,318	307,834
Pole rental	223,645	127,027
Payroll	106,043	104,632
Taxes	184,071	83,016
Copyright fees	44,760	41,940
Other	32,937	23,170

	$2,499,502	1,820,883

(7)	Notes Payable

On March 31, 2002, the Partnership agreed to certain terms and conditions with its bank and amended its credit agreement. The new terms and conditions modify the debt repayment schedule, applicable interest rates, certain financial covenants, and fees to be paid to the lenders. The interest and loan fee expenses are recognized using the straight line method, which approximates the effective interest rate method. The new agreement matures on March 31, 2004, and has an applicable interest rate of LIBOR plus 4% with scheduled increases in 2003 and 2004. The amendment to the credit agreement was not considered a significant modification according to Emerging Issues Task Force Issue No. 96-19.

If the Partnership sells assets and reduces the debt by at least $15,000,000, the scheduled interest rate increases would not occur and certain fees would be reduced pro rata by the amount of the debt repayment. The Partnership intends to pursue a complete or partial asset sale during the remaining term of the amended credit agreement but no assurances can be given that such a transaction will occur. It is management’s opinion that the Partnership could renegotiate the terms of its credit agreement prior to its maturity if asset sales sufficient to repay the outstanding bank debt are not completed by March 31, 2004. Details of the Partnership’s notes payable are as follows:

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

	December 31

	2002	2001

Revolving credit and term loan, collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary; 5.43% at December 31, 2002. Graduated principal payments plus interest are due quarterly until maturity on March 31, 2004. On December 1, 2000, the Partnership’s revolving credit facility converted to a term loan.	$39,800,000	40,950,000
Term loan, secured by parcel of land purchased with proceeds. Interest accrues at 9.25%. Principal and interest payments are due quarterly until maturity on January 14, 2003.	158,106	166,954
Term loan, secured by parcel of land purchased with proceeds. Interest accrues at 8.00%. Principal and interest payments are due monthly until maturity on May 1, 2006.	96,079	119,593

	$40,054,185	41,236,547

Annual maturities of the notes payable after December 31, 2002, are as follows:

2003	$2,383,572
2004	37,627,579
2005	29,868
2006	13,166

$40,054,185

Under the amended revolving credit facility and term loan agreement, the Partnership has agreed to restrictive covenants that require the maintenance of certain ratios including a maximum ratio of Funded Debt to EBITDA of 5.90 to 1.0 and a minimum ratio of Operating Cash Flow to Interest Expense of 2.25 to 1.0, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. At December 31, 2002, the Partnership was in compliance with the required financial covenants.

(8)	Income Taxes

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

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

There was no taxable income to the Limited Partners in any of the three years in the period ended December 31, 2002. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the Limited Partners is different from that reported in the statement of operations principally due to the differences in depreciation and amortization expense allowed for tax purposes and that amount recognized under accounting principles generally accepted in the United States of America. Traditionally, there were no other significant differences between taxable income and the net loss reported in the statements of operations.

The Partnership agreement provides that tax losses may not be allocated to the Limited Partners if such loss allocation would create a deficit in the Limited Partners’ Capital Account. Such excess losses are reallocated to the General Partner (Reallocated Limited Partner Losses). In subsequent years, 100% of the Partnership’s net income is allocated to the General Partner until the General Partner has been allocated net income in amounts equal to the Reallocated Limited Partner Losses.

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

In addition, current tax law does not allow a taxpayer to use losses from a business activity in which he does not materially participate (a passive activity, e.g., a Limited Partner in a limited partnership) to offset other income such as salary, active business income, dividends, interest, royalties, and capital gains. However, such losses can be used to offset other income from passive activities. Disallowed losses can be carried forward indefinitely to offset future income from passive activities. Disallowed losses can be used in full when the taxpayer recognizes gain or loss upon the disposition of his entire interest in the passive activity.

(9)	Commitments and Contingencies

(a)	Lease Arrangements

The Partnership leases certain tower sites, office facilities, and pole attachments under leases accounted for as operating leases. Rental expense, including month-to-month leases was $404,727, $411,787, and $390,062, in 2002, 2001, and 2000, respectively. Minimum lease payments, excluding month-to-month leases, through the end of the lease terms are as follows:

2003	$42,728
2004	31,898
2005	18,698
2006	1,898
2007	—
Thereafter	—

$95,222

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

(b)	Effects of Regulations

The operation of a cable system is extensively regulated at the federal, local, and, in some instances, state levels. The Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act), and the 1996 Telecommunications Act (the 1996 Telecom Act, and, collectively, the Cable Act) establish a national policy to guide the development and regulations of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change.

Cable Rate Regulation - Although the FCC established the rate regulatory scheme pursuant to the 1992 Cable Act, local municipalities, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates.

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

Electric Utility Entry into Telecommunications and Cable Television - The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority to engage in activities that could include the provision of video programming.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

Must Carry and Retransmission Consent - The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

Access Channels - Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use.

Inside Wiring - In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a fee, where this fee is permissible.

State and Local Regulation - Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional or renew existing franchises.

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially among jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

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

(10)	Cable System Disposals

Effective January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale.

On October 28, 2002, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system serving the communities of Sequim and Camano Island, Washington (the Systems) to an unaffiliated party.

The terms of the purchase and sale agreement included a sales price of $2,056 per subscriber, and required that approximately $1,634,000 of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership one year from the closing of the transaction. On December 23, 2002, an amendment to the purchase and sale agreement was executed, decreasing the sales price to $2,000 per subscriber at closing. The adjustment to the purchase price affects only the holdback portion of the proceeds, reducing the amount to approximately $1,060,000. After adjusting for the amended holdback and transaction related costs, management estimates that the net proceeds to be received upon closing will be approximately $18,750,000, all of which will be used to pay down amounts outstanding under the Partnership’s credit agreement.

As of December 31 2002, the transaction was subject to certain closing conditions, including the prospective buyer obtaining and providing evidence of financing sufficient to complete the transaction. As the sale of the assets was not probable, the assets associated with the transaction were considered to be held for use, as defined in SFAS No. 144, at December 31, 2002.

In January 2003, the prospective buyer provided the Partnership with the evidence of financing discussed above. The transaction is expected to close by the end of March 2003, and is subject to customary closing conditions.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

As of December 31, 2002, the Systems served approximately 10,000 subscribers. The total assets and liabilities as of December 31, 2002 to be sold or assumed in association with this transaction are as follows:

Property and equipment, net of accumulated depreciation of $10,816,079	$5,215,097
Intangible assets, net of accumulated amortization of $711,125	1,113,852
Other assets	378,821

Total assets to be sold	$6,707,770

Total liabilities to be assumed	$590,692

Summary operating results for the Systems for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Revenue	$5,782,160	5,895,023	5,871,864
Expenses:
Operating	(569,911)	(610,077)	(561,167)
General and administrative	(1,426,698)	(1,409,542)	(1,353,351)
Programming	(1,839,630)	(1,572,560)	(1,545,912)
Depreciation and amortization	(1,162,847)	(1,004,190)	(879,362)

Operating income	$783,074	1,298,654	1,532,072

(11)	Subsequent Event

On March 11, 2003, the Partnership sold the operating assets and franchise right of its systems serving the communities of Sequim and Camano Island, Washington systems. The systems were sold at a purchase price of approximately $20,300,000, which resulted in a gain. Net proceeds from the transaction were used to repay amounts outstanding under the term loan agreement.