Form 10-Q
period 2003-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2003-05-15
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	0-16718

Northland Cable Properties Seven Limited Partnership

(Exact Name of Registrant as Specified in Charter)

Washington (State of Organization)	91-1366564 (I.R.S. Employer Identification No.)

101 Stewart Street, Seattle, Washington (Address of Principal Executive Offices)	98065 (Zip Code)

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

Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

This filing contains 15 pages. Exhibits index appears on page 12.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2003	2002

ASSETS
Cash	$643,282	$519,698
Accounts receivable	579,205	485,780
Due from affiliates	7,751	34,376
Prepaid expenses	155,568	101,471
System sale receivable	1,152,445	—
Property and equipment, net of accumulated depreciation of $13,645,240 and $13,115,638, respectively	12,261,828	12,582,150
Franchise agreements , net of accumulated amortization of $10,321,249	9,607,185	9,607,185
Loan fees and other intangibles, net of accumulated amortization of $893,363 and $991,875, respectively	198,718	517,422
Assets from discontinued operations	—	6,744,817

Total assets	$24,605,982	$30,592,899

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable and accrued expenses	$1,896,605	$1,910,050
Due to Managing General Partner and affiliates	1,161,270	973,023
Deposits	19,200	16,275
Subscriber prepayments	341,791	319,343
Notes payable	20,832,424	40,054,185
Liabilities from discontinued operations	—	947,670

Total liabilities	24,251,290	44,220,546

Partners’ deficit:
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(183,554)	(323,378)

	(208,921)	(348,745)

Limited Partners:
Contributed capital, net	18,735,576	18,735,576
Accumulated deficit	(18,171,963)	(32,014,478)

	563,613	(13,278,902)

Total partners’ capital (deficit)	354,692	(13,627,647)

Total liabilities and partners’ capital (deficit)	$24,605,982	$30,592,899

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,

	2003	2002

Service revenues	$3,453,863	$3,287,687
Expenses:
Cable system operations (including $37,213 and $33,583 to affiliates in 2003 and 2002, respectively), excluding depreciation and amortization shown below	220,207	219,290
General and administrative (including $364,480 and $291,739 to affiliates in 2003 and 2002, respectively)	843,236	786,528
Programming (including $10,490 and $5,807 to affiliates in 2003 and 2002, respectively)	1,189,396	1,075,338
Depreciation and amortization	535,724	556,883

	2,788,563	2,638,039

Income from operations	665,300	649,648
Other income (expense):
Interest expense	(306,850)	(402,471)
Loan fees	(127,545)	(17,716)
Interest income	775	1,181
Unrealized gain on interest rate swap agreements	—	277,449
Loss on disposal of assets	(14,295)	(533)

	(447,915)	(142,090)

Income from continuing operations	$217,385	$507,558

Discontinued operations (note 3) Income (loss) from operations of Washington systems, net (including gain on sale of systems of $14,113,294 in 2003 )	13,764,954	(143,649)

Net income	13,982,339	363,909

Allocation of net income:
General Partners	$139,823	$3,639

Limited Partners	$13,842,516	$360,270

Net income per limited partnership unit:
(49,656 units)	$279	$7

Net income per $1,000 investment	$558	$15

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,982,339	$363,909
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	719,654	847,789
Unrealized gain on interest rate swap agreements	—	(277,449)
Non-cash interest expense	—	—
Loan fees	271,832	32,481
(Gain) loss on sale of assets	(14,098,999)	533
(Increase) decrease in operating assets:
Accounts receivable	(93,425)	17,759
Due from affiliates	26,625	5,160
Prepaid expenses	(54,097)	(58,629)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(828,924)	(269,361)
Due to Managing General Partner and affiliates	188,247	578,098
Deposits	2,925	11,845
Subscriber prepayments	22,448	61,716

Net cash provided by operating activities	138,625	1,313,851

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(232,545)	(302,956)
Proceeds from sale of systems	19,281,427	—

Net cash provided by (used in) investing activities	19,048,882	(302,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(19,221,761)	(257,840)

Net cash used in financing activities	(19,221,761)	(257,840)

(DECREASE) INCREASE IN CASH	(34,254)	753,055
CASH, beginning of period	677,536	125,060

CASH, end of period	$643,282	$878,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$767,131	$742,958

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at March 31, 2003, its statements of operations for the three months ended March 31, 2003 and 2002, and its statements of cash flows for the three months ended March 31, 2003 and 2002. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

Effective January 1, 2003, the Partnership adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addresses financial accounting and reporting for obligations associated with the reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Partnership has ARO associated with removal of equipment from poles and headend sites that are leased from third parties. Based on management's analyses, the Partnership has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Partnership will always need to have equipment deployed at these poles and headend sites. Additionally, the Partnership has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practicable. As a result, upon adoption of SFAS No. 143 the Partnership did not record any ARO associated with the obligation to remove the equipment.

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around Sequim and Camano Island, Washington. The accompanying financial statements have been restated to report the discontinued operations of the Partnership, effected for this sale.

(2)  Intangible Assets

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The book value of the Partnership’s intangible assets, effecting for the sale of the Washington Systems described in note 3, is presented in the following table:

	March 31, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchise agreements	$19,928,434	$(10,321,249)	$9,607,185	$19,928,434	$(10,321,249)	$9,607,185
Definite-lived intangible assets:
Loan fees and other intangibles	1,092,081	(893,363)	198,718	1,509,297	(991,875)	517,422

	$21,020,515	$(11,214,612)	$9,805,903	$21,437,731	$(11,313,124)	$10,124,607

     Amortization expense including amortization of loan fees for each of the next five years is expected to be as follows:

2003	$149,017
2004	49,701
2005	—
2006	—
2007	—

$198,718

(3)  System Sales

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around the communities of Sequim and Camano Island, Washington (the “Washington Systems”). The Washington Systems were sold at a price of approximately $20,340,000 of which the Partnership received approximately $19,280,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $1,060,000 will be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. Historically, the Partnership has entered into similarly structured transactions, and has collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s credit agreement.

The sale was made pursuant to an offer by Wave Division Networks, LLC, which was formalized in a Purchase and Sale Agreement dated October 28, 2002. Based on the offer made by Wave Division Networks, LLC, management determined that acceptance would be in the best economic interest of the Partnership, and that the sale was not a result of declining or deteriorating operations nor was it necessary to create liquidity or reduce outstanding debt. It is the opinion of management that the Partnership could have continued existing operations and met all obligations as they became due.

The assets and liabilities attributable to the Washington Systems as of December 31, 2002 have been reported as assets and liabilities from discontinued operations in the accompanying balance sheets, and consist of the following:

As of
December 31, 2002

Cash	$157,838
Accounts receivable	242,211
Prepaid expenses	15,819
Property and equipment (net of accumulated depreciation of $10,816,079)	5,215,097
Franchise agreements (net of accumulated amortization of $528,415)	961,053
Goodwill (net of accumulated amortization of $70,130)	152,799

Total assets	$6,744,817

Accounts payable and accrued expenses	589,453
Deposits	2,025
Subscriber prepayments	356,192

Total liabilities	$947,670

In addition, the revenue, expenses and other items attributable to the operations of the Washington Systems for the period form January 1, 2003 to March 11, 2003 (the date of the sale of the Washington Systems), and for the three months ended March 31, 2002 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	2003	2002

Service revenues	$1,129,917	1,416,611
Expenses:
Operating (including $13,642 and $20,045 paid to affiliates in 2003 and 2002, respectively)	130,423	136,542
General and administrative (including $144,476 and $143,781 paid to affiliates in 2003 and 2002, respectively)	283,904	347,617
Programming (including $32,896 and $34,599 paid to affiliates in 2003 and 2002, respectively)	388,583	434,996
Depreciation and amortization	183,930	290,906

	986,840	1,210,061

Income from operations	$143,077	$206,550
Other income (expense):
Interest expense	(347,130)	(335,434)
Loan fees	(144,287)	(14,765)
Gain on sale of system	14,113,294	—

Income (loss) from operations of Washington Systems, net	$13,764,954	$(143,649)

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Partnership allocated interest expense based on the historical weighted average effective interest rate.

(4)  Notes Payable

On March 31, 2002, the Partnership agreed to certain terms and conditions with its bank and amended its credit agreement. The new terms and conditions modify the debt repayment schedule, applicable interest rates, certain financial covenants, and fees to be paid to the lenders. The new agreement matures on March 31, 2004, and has an applicable interest rate of LIBOR plus 4% and provided for scheduled increases in 2003 and 2004. However, if the Partnership sells assets and reduces the debt by at least $15,000,000, the interest rate increases scheduled for 2003 and 2004 would not occur and certain fees would be reduced pro rata by the amount of the debt repayment. The sale of the Washington Systems in March of 2003 met the asset sale criteria, reducing the fees and applicable interest rate margin over the remaining term of the loan agreement.

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

Under the terms of the Partnership’s amended credit agreement, the Partnership has agreed to restrictive covenants that require the maintenance of certain ratios including a maximum ratio of Funded Debt to EBITDA of 5.90 to 1.0 and a minimum ratio of Operating Cash Flow to Interest Expense of 2.25 to 1.0. As of March 31, 2003 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $20,586,759 at a LIBOR based interest rate of 5.30%, which expires May 30, 2003.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Three Months Ended March 31, 2003 and 2002

Revenues totaled $3,453,863 for the three months ended March 31, 2003 representing an increase of $166,176 or approximately 5% over the same period in 2002. Of these revenues, $2,225,540 (64%) was derived from basic services, $282,357 (8%) from premium services, $474,827 (14%) from expanded basic services, $51,965 (2%) from digital services, $204,095 (6%) from advertising, $67,401 (2%) from late fees, and $147,678 (4%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems during the first quarter of 2003 and (ii) increased penetration in expanded and digital services.

Cable system operating expenses, which consist primarily of salary and benefit costs, totaled $220,207 for the three months ended March 31, 2003, remaining relatively constant with the same period in 2002.

General and administrative expenses totaled $843,236 for the three months ended March 31, 2003, an increase of $56,708 or approximately 7% over the same period in 2002. This increase is primarily attributable to increases in revenue based fees such as management and franchise fees, marketing expense and other overhead costs.

Programming expenses totaled $1,189,396 for the three months ended March 31, 2003, increasing $114,058 or 11% over the same period in 2002. This increase is due primarily to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels and digital programming in some of the Partnership’s systems.

Depreciation and amortization expense for the three months ended March 31, 2003 decreased $21,159 or approximately 4% over the same period in 2002. Such decrease is primarily attributable to certain assets becoming fully depreciated offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense for the three months ended March 31, 2003 decreased approximately 24% over the same period in 2002. The Partnership’s average bank debt outstanding decreased from $41,169,600 during the first quarter of 2002 to $35,246,622 during the same period in 2003, due primarily to the fact that the proceeds from the sale of the Washington Systems were used to repay debt in March of 2003. The Partnership’s effective interest rate increased from 7.17% in the first quarter of 2002 to 7.42% in the first quarter of 2003, due to increases in the margin to be paid to the Partnership’s lenders, as required under the terms of the amended loan agreement.

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Partnership allocated interest expense based on the historical weighted average effective interest rate.

Loan fee expense for the three months ended March 31, 2003 totaled $127,145 representing an increase of $109,429 over the same period in 2002. This increase is attributable to fees paid under the terms of the credit agreement, as amended on March 31, 2002.

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

Net cash provided by operating activities totaled $138,625 for the three months ended March 31, 2003. Adjustments to the $13,982,339 net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain of $14,098,999 related primarily to the sale of the Washington Systems and decreases in operating liabilities of $615,304, offset by loan fees of 271,832 and depreciation and amortization of $719,654.

Net cash provided by investing activities consisted of proceeds from the sale of the Washington Systems of $19,281,427, offset by $232,545 in capital expenditures for the three months ended March 31, 2003.

Net cash used in financing activities for the three months ended March 31, 2003, consisted of $19,221,761 in principal payments on long-term debt, due primarily to the sale of the Washington Systems.

Notes Payable

On March 31, 2002, the Partnership agreed to certain terms and conditions with its bank and amended its credit agreement. The new terms and conditions modify the debt repayment schedule, applicable interest rates, certain financial covenants, and fees to be paid to the lenders. The new agreement matures on March 31, 2004, and has an applicable interest rate of LIBOR plus 4% and provided for scheduled increases in 2003 and 2004. However, if the Partnership sells assets and reduces the debt by at least $15,000,000, the interest rate increases scheduled for 2003 and 2004 would not occur and certain fees would be reduced pro rata by the amount of the debt repayment. The sale of the Washington Systems in March of 2003 met the asset sale criteria, reducing the fees and applicable interest rate margin over the remaining term of the loan agreement.

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

Under the terms of the Partnership’s amended credit agreement, the Partnership has agreed to restrictive covenants that require the maintenance of certain ratios including a maximum ratio of Funded Debt to EBITDA of 5.90 to 1.0 and a minimum ratio of Operating Cash Flow to Interest Expense of 2.25 to 1.0. As of March 31, 2003 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $20,586,759 at a LIBOR based interest rate of 5.30%, which expires May 30, 2003.

System Sale

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around the communities of Sequim and Camano Island, Washington (the “Washington Systems”). The Washington Systems were sold at a price of approximately $20,340,000 of which the Partnership received approximately $19,280,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $1,060,000 will be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. Historically, the Partnership has entered into similarly structured transactions, and has collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s credit agreement.

The sale was made pursuant to an offer by Wave Division Networks, LLC, which was formalized in a Purchase and Sale Agreement dated October 28, 2002. Based on the offer made by Wave Division Networks, LLC, management determined that acceptance would be in the best economic interest of the Partnership, and that the sale was not a result of declining or deteriorating operations nor was it necessary to create liquidity or reduce outstanding debt. It is the opinion of management that the Partnership could have continued existing operations and met all obligations as they became due.

     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations of the Partnership, after effecting for the sales of the Washington Systems and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

	2003	2004	2005	2006	2007	Total

Notes payable	$2,241,318	$19,056,592	$29,868	$13,166	—	$21,340,944
Interest payments (weighted average interest rate of 5.45% as of December 31, 2002)	1,574,782	509,612	2,361	264	—	2,087,019
Minimum operating lease payments	42,728	31,898	18,698	1,898	—	95,222

Total contractual cash obligations (a)	$3,858,828	$19,598,102	$50,927	$15,328	—	$23,523,185

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2003.

Capital Expenditures

During the first three months of 2003, the Partnership incurred approximately $233,000 in capital expenditures, including various line extensions, plant upgrades and the continuation of digital service deployment. Planned expenditures for the remainder of 2003 include the initial phase of an upgrade of the distribution plant to 450MHz in Royston, GA, as well as the construction of additional extensions and continued digital deployment.

Recently Issued Accounting Standards

Effective January 1, 2003, the Partnership adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addresses financial accounting and reporting for obligations associated with the reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Partnership has ARO associated with removal of equipment from poles and headend sites that are leased from third parties. Based on management's analyses, the Partnership has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Partnership will always need to have equipment deployed at these poles and headend sites. Additionally, the Partnership has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practicable. As a result, upon adoption of SFAS No. 143 the Partnership did not record any ARO associated with the obligation to remove the equipment.

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

Revenue Recognition - Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

Property and Equipment - Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor, and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Partnership periodically performs evaluations of these estimates as warranted by events or changes in circumstances.

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

Intangible Assets - In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The

Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $208,000.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

          (a) Exhibit Index

99(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(b).	Certification of the President of Northland Communications Corporation, the General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K

Form 8-K filed March 25, 2003 announcing the sale of the Sequin and Camano Island, Washington systems.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

	BY:	Northland Communications Corporation, Managing General Partner

Dated: 5-15-03		BY:	/s/	RICHARD I. CLARK Richard I. Clark (Executive Vice President/Treasurer)

Dated: 5-15-03		BY:	/s/	GARY S. JONES Gary S. Jones (President)

CERTIFICATIONS

I, Gary Jones certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northland Cable Properties Seven Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5-15-03

/s/	GARY S. JONES
Gary S. Jones
President

I, John Whetzell certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northland Cable Properties Seven Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5-15-03

/s/	JOHN S. WHETZELL
John S. Whetzell
Chief Executive Officer