Form 10-Q
period 2003-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2003-08-13
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission File Number: 0-16718

Northland Cable Properties Seven Limited Partnership

(Exact Name of Registrant as Specified in Charter)

Washington	91-1366564

(State of Organization)	(I.R.S. Employer Identification No.)

101 Stewart Street, Seattle, Washington	98065

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2003	2002

ASSETS
Cash	$113,880	$519,698
Accounts receivable	560,838	485,780
Due from affiliates	3,750	34,376
Prepaid expenses	246,515	101,471
System sale receivable	1,150,140	—
Property and equipment, net of accumulated depreciation of $14,181,565 and $13,115,638, respectively	11,959,810	12,582,150
Franchise agreements , net of accumulated amortization of $10,321,249	9,607,185	9,607,185
Loan fees and other intangibles, net of accumulated amortization of $935,558 and $991,875, respectively	156,523	517,422
Assets of discontinued operations	—	6,744,817

Total assets	$23,798,641	$30,592,899

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable and accrued expenses	$1,492,403	$1,910,050
Due to Managing General Partner and affiliates	1,019,983	973,023
Deposits	18,725	16,275
Subscriber prepayments	333,279	319,343
Notes payable	20,323,466	40,054,185
Liabilities of discontinued operations	—	947,670

Total liabilities	23,187,856	44,220,546

Partners’ deficit:
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(180,994)	(323,378)

	(206,361)	(348,745)

Limited Partners:
Contributed capital, net	18,735,576	18,735,576
Accumulated deficit	(17,918,430)	(32,014,478)

	817,146	(13,278,902)

Total partners’ capital (deficit)	610,785	(13,627,647)

Total liabilities and partners’ capital (deficit)	$23,798,641	$30,592,899

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,

	2003	2002

Service revenues	$7,000,958	$6,692,630
Expenses:
Cable system operations (including $72,616 and $63,784 to affiliates in 2003 and 2002, respectively), excluding depreciation and amortization shown below	456,747	457,433
General and administrative (including $726,884 and $582,737 to affiliates in 2003 and 2002, respectively)	1,769,756	1,620,550
Programming (including $18,923 and $19,358 to affiliates in 2003 and 2002, respectively)	2,378,665	2,179,701
Depreciation and amortization	1,072,048	1,111,480

	5,677,216	5,369,164

Income from operations	1,323,742	1,323,466
Other income (expense):
Interest expense and loan fees	(834,755)	(1,020,045)
Interest income and other, net	1,223	671
Unrealized gain on interest rate swap agreements	—	277,449
Loss on disposal of assets	(16,732)	(533)

	(850,264)	(742,458)

Income from continuing operations	$473,478	$581,008
Discontinued operations (note 3) Income (loss) from operations of Washington systems, net (including gain on sale of systems of $14,113,294 in 2003 )	13,764,954	(411,580)

Net income	14,238,432	169,428

Allocation of net income:
General Partners	$142,384	$1,694

Limited Partners	$14,096,048	$167,734

Net income per limited partnership unit:
(49,656 units)	$284	$3

Net income per $1,000 investment	$568	$7

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,

	2003	2002

Service revenues	$3,547,096	$3,404,941
Expenses:
Cable system operations (including $35,404 and $30,201 to affiliates in 2003 and 2002, respectively), excluding depreciation and amortization shown below	236,541	238,143
General and administrative (including $362,403 and $290,998 to affiliates in 2003 and 2002, respectively)	926,521	834,022
Programming (including $9,556 and $13,492 to affiliates in 2003 and 2002, respectively)	1,189,265	1,104,363
Depreciation and amortization	536,324	554,597

	2,888,651	2,731,125

Income from operations	658,445	673,816
Other income (expense):
Interest expense and loan fees	(400,360)	(599,858)
Interest income and other, net	446	(510)
Loss on disposal of assets	(2,437)	—

	(402,351)	(600,368)

Income from continuing operations	$256,094	$73,448
Discontinued operations (note 3) Loss from operations of Washington systems, net	—	(267,931)

Net income (loss)	256,094	(194,483)

Allocation of net income (loss):
General Partners	$2,561	$(1,945)

Limited Partners	$253,533	$(192,538)

Net income (loss) per limited partnership unit:
(49,656 units)	$5	$(4)

Net income (loss) per $1,000 investment	$10	$(8)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,238,432	$169,428
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,255,978	1,694,995
Unrealized gain on interest rate swap agreements	—	(277,449)
Loan fees	401,705	111,892
(Gain) loss on sale of assets	(14,096,562)	533
(Increase) decrease in operating assets:
Accounts receivable	(72,753)	(137,226)
Due from affiliates	30,626	11,177
Prepaid expenses	(140,094)	(10,026)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(1,006,798)	182,146
Due to Managing General Partner and affiliates	43,459	447,095
Deposits	2,450	19,205
Subscriber prepayments	13,936	(20,165)

Net cash provided by operating activities	670,379	2,191,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(466,852)	(970,882)
Proceeds from sale of systems	19,281,427	—

Net cash provided by (used in) investing activities	18,814,575	(970,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(19,730,719)	(565,844)
Loan fees	(317,891)	(400,000)

Net cash used in financing activities	(20,048,610)	(965,844)

(DECREASE) INCREASE IN CASH	(563,656)	254,879
CASH, beginning of period	677,536	125,060

CASH, end of period	$113,880	$379,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,040,649	$1,445,938

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at June 30, 2003, its statements of operations for the six and three months ended June 30, 2003 and 2002, and its statements of cash flows for the six months ended June 30, 2003 and 2002. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the reporting obligations associated with the retirement of tangible long lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Partnership has ARO associated with the removal of equipment from poles and headend sites that are leased from third parties. Based on management’s analyses, the Partnership has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Partnership will always need to have equipment deployed at these poles and headend sites. Additionally, the Partnership has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practical. As a result, upon adoption of SFAS No. 143 the Partnership did not record any ARO associated with the obligation to remove the equipment.

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

	June 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchise agreements	$19,928,434	$(10,321,249)	$9,607,185	$19,928,434	$(10,321,249)	$9,607,185
Definite-lived intangible assets:
Loan fees and other intangibles	1,092,081	(935,558)	156,523	1,509,297	(991,875)	517,422

	$21,020,515	$(11,256,807)	$9,763,708	$21,437,731	$(11,313,124)	$10,124,607

Amortization of loan fees for the remainder of 2003 and through the remaining useful life of the assets is expected to be as follows:

2003	$104,348
2004	52,175
2005	—
2006	—
2007	—

$156,523

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

     In addition, the revenue, expenses and other items attributable to the operations of the Washington Systems for the period from January 1, 2003 to March 11, 2003 (the date of the sale of the Washington Systems), and for the six and three months ended June 30, 2002 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	For the six months
	ended June 30,

	2003	2002

Service revenues	$1,129,917	$2,890,249
Expenses:
Operating (including $13,642 and $39,158 to affiliates in 2003 and 2002, respectively)	130,423	269,506
General and administrative (including $144,476 and $300,050 to affiliates in 2003 and 2002, respectively)	283,904	698,659
Programming (including $32,896 and $73,524 to affiliates in 2003 and 2002, respectively)	388,583	896,274
Depreciation and amortization	183,930	583,515

	986,840	2,447,954

Income from operations	143,077	442,295
Other income (expense):
Interest expense	(347,130)	(666,191)
Loan fees	(144,287)	(187,684)
Gain on sale of system	14,113,294	—

Income (loss) from operations of Washington Systems, net	$13,764,954	$(411,580)

For the three months
ended June 30,
2002

Service revenues	$1,473,640
Expenses:
Operating (including $19,113 paid to affiliates)	132,964
General and administrative (including $156,269 paid to affiliates)	351,042
Programming (including $38,925 paid to affiliates)	461,279
Depreciation and amortization	292,609

1,237,894

Income from operations	235,746
Other income (expense):
Interest expense	(330,757)
Loan fees	(172,920)
Gain on sale of system	—

Income (loss) from operations of Washington Systems, net	$(267,931)

In accordance with EITF 87-24, “Allocation of Interest Expense to Discontinued Operations,” the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

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

Under the terms of the Partnership’s amended credit agreement, the Partnership has agreed to restrictive covenants that require the maintenance of certain ratios, as defined in the amended credit agreement, including a maximum ratio of Funded Debt to EBITDA of 5.45 to 1.0 and a minimum ratio of Operating Cash Flow to Interest Expense of 2.25 to 1.0. As of June 30, 2003 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $20,086,759 at a LIBOR based interest rate of 5.10%. This interest rate expires August 29, 2003, at which time a new rate will be established.

(5) Subsequent Event

In August 2003, the Partnership agreed to certain terms and conditions with a new lender in anticipation of refinancing its credit facility. The refinancing is subject to completion of final agreements and management believes it is probable that these agreements will be finalized, however, no assurances can be given that the refinance will be completed. The terms and conditions of the new agreement would modify the existing debt repayment schedule, applicable interest rates, certain financial covenants, and fees to be paid to the lenders and would establish a maturity date of March 31, 2009. Based on the terms of the new agreement, the Partnership would be required to make the following principal payments:

Amended Principal
Payments

2004	$3,225,000
2005	3,440,000
2006	3,655,000
2007	4,515,000
2008	5,375,000
2009	1,290,000

Total	$21,500,000

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Six Months Ended June 30, 2003 and 2002

Revenues totaled $7,000,958 for the six months ended June 30, 2003 representing an increase of $308,328 or approximately 5% over the same period in 2002. Of these revenues, $4,534,543 (65%) was derived from basic services, $559,275 (8%) from premium services, $940,058 (13%) from expanded basic services, $102,200 (1%) from digital services, $464,880 (7%) from advertising, $135,488 (2%) from late fees, and $264,514 (4%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems during the first quarter of 2003 and (ii) increased penetration in expanded and digital services.

Cable system operating expenses, which consist primarily of salary and benefit costs, totaled $456,747 for the six months ended June 30, 2003, remaining relatively constant with the same period in 2002.

General and administrative expenses totaled $1,769,756 for the six months ended June 30, 2003, an increase of $149,206 or approximately 9% over the same period in 2002. This increase is primarily attributable to increases in revenue based fees such as management and franchise fees, marketing expense and other overhead costs.

Programming expenses totaled $2,378,665 for the six months ended June 30, 2003, increasing $198,964 or 9% over the same period in 2002. This increase is due primarily to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels and digital programming in some of the Partnership’s systems.

Depreciation and amortization expense for the six months ended June 30, 2003 decreased $39,432 or approximately 4% over the same period in 2002. Such decrease is primarily attributable to certain assets becoming fully depreciated offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and loan fees allocated to continuing operations for the six months ended June 30, 2003 decreased approximately 18% over the same period in 2002 due primarily to a decrease in the Partnership’s effective interest rate from 7.12% in the first half of 2002 to 6.38% in the first half of 2003 and required principal payments. In addition, the Partnership’s average bank debt outstanding decreased from $41,042,060 during the first half of 2002 to $28,995,143 during the same period in 2003, due primarily to the fact that the proceeds from the sale of the Washington Systems were used to repay debt in March of 2003.

In accordance with EITF 87-24, “Allocation of Interest Expense to Discontinued Operations,” the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new agreements.

Three Months Ended June 30, 2003 and 2002

Revenues totaled $3,547,096 for the three months ended June 30, 2003 representing an increase of $142,155 or approximately 4% over the same period in 2002. Of these revenues, $2,309,002 (65%) was derived from basic services, $276,918 (8%) from premium services, $465,231 (13%) from expanded basic services, $50,234 (2%) from digital services, $260,785 (7%) from advertising, $68,088 (2%) from late fees, and $116,838 (3%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems during the first quarter of 2003 and (ii) increased penetration in expanded and digital services.

Cable system operating expenses totaled $236,541 for the three months ended June 30, 2003, remaining relatively constant with the same period in 2002.

General and administrative expenses totaled $926,521 for the three months ended June 30, 2003, an increase of $92,499 or approximately 11% over the same period in 2002. This increase is primarily attributable to increases in revenue based fees such as management and franchise fees, marketing expense and other overhead costs.

Programming expenses totaled $1,189,265 for the three months ended June 30, 2003, increasing $84,902 or 7% over the same period in 2002. This increase is due primarily to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels and digital programming in some of the Partnership’s systems.

Depreciation and amortization expense for the three months ended June 30, 2003 decreased $18,273 or approximately 3% over the same period in 2002. Such decrease is primarily attributable to certain assets becoming fully depreciated offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and loan fees for the three months ended June 30, 2003 decreased approximately 32% over the same period in 2002 due primarily to a decrease in the Partnership’s effective interest rate from 7.09% in the second quarter of 2002 to 5.24% in the second quarter of 2003 and required principal payments. In addition, the Partnership’s average bank debt outstanding decreased from $40,872,007 during the second quarter of 2002 to $20,659,838 during the same period in 2003, due primarily to the fact that the proceeds from the sale of the Washington Systems were used to repay debt in March of 2003.

In accordance with EITF 87-24, “Allocation of Interest Expense to Discontinued Operations,” the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new agreements.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided from operations. The Partnership generates cash through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations will be sufficient to cover future operating costs and planned capital expenditures over the next twelve-month period.

Net cash provided by operating activities totaled $670,379 for the six months ended June 30, 2003. Adjustments to the $14,238,432 net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain of $14,096,562 related primarily to the sale of the Washington Systems, increases in operating assets of $182,221 and decreases in operating liabilities of $946,953, offset by depreciation and amortization of $1,255,978 and loan fees of $401,705.

Net cash provided by investing activities consisted of proceeds from the sale of the Washington Systems of $19,281,427, offset by $466,852 in capital expenditures for the six months ended June 30, 2003.

Net cash used in financing activities for the six months ended June 30, 2003, consisted of $19,730,719 in principal payments on long-term debt, due primarily to the sale of the Washington Systems and loan fee payments of $317,891.

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

Under the terms of the Partnership’s amended credit agreement, the Partnership has agreed to restrictive covenants that require the maintenance of certain ratios including a maximum ratio of Funded Debt to EBITDA of 5.45 to 1.0 and a minimum ratio of Operating Cash Flow to Interest Expense of 2.25 to 1.0. As of June 30, 2003 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $20,086,759 at a LIBOR based interest rate of 5.10%. This interest rate expires August 29, 2003, at which time a new rate will be established.

In August 2003, the Partnership agreed to certain terms and conditions with a new lender in anticipation of refinancing its credit facility. The refinancing is subject to completion of final agreements and management believes it is probable that these agreements will be finalized, however, no assurances can be given that the refinancing will be completed. The terms and conditions of the new agreement would modify the existing debt repayment schedule, applicable interest rates, certain financial covenants, and fees to be paid to the lenders and would establish a maturity date of March 31, 2009. Based on the terms of the new agreement, the Partnership would be required to make the following principal payments:

Amended Principal
Payments

2004	$3,225,000
2005	3,440,000
2006	3,655,000
2007	4,515,000
2008	5,375,000
2009	1,290,000

Total	$21,500,000

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

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations of the Partnership, after effecting for the sales of the Washington Systems and the anticipated effect of these obligations on the Partnership’s liquidity for the remainder of 2003 and in future years:

	2003	2004	2005	2006	2007	Total

Notes payable	$1,223,840	$19,056,592	$29,868	$13,166	—	$20,323,466
Interest payments (weighted average interest rate of 5.13% as of June 30, 2003)	505,230	244,773	1,440	225	—	751,668
Minimum operating lease payments	20,431	31,898	18,698	1,898	—	72,925

Total contractual cash obligations (a)	$1,749,501	$19,333,263	$50,006	$15,289	—	$21,148,059

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2003.

Capital Expenditures

During the first six months of 2003, the Partnership incurred approximately $467,000 in capital expenditures, including various line extensions, plant upgrades and the continuation of digital service deployment. Planned expenditures for the remainder of 2003 include the initial phase of an upgrade of the distribution plant to 450MHz in Royston, GA, as well as the construction of additional extensions and continued digital deployment.

Recently Issued Accounting Standards

Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the reporting obligations associated with the retirement of tangible long lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Partnership has ARO associated with the removal of equipment from poles and headend sites that are leased from third parties. Based on management’s analyses, the Partnership has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Partnership will always need to have equipment deployed at these poles and headend sites. Additionally, the Partnership has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practical. As a result, upon adoption of SFAS No. 143 the Partnership did not record any ARO associated with the obligation to remove the equipment.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $203,000.

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

ITEM 4. Controls and procedures

Based on their evaluation as of the end of the period covered by this report, the General Partner’s Chief Executive Officer and President (Principal Financial and Accounting Officer) have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

     None

ITEM 2 Changes in securities

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibit Index

10.38.	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated May 15, 2003

31(a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 13, 2003 pursuant to section 302 of the Sarbanes-Oxley Act

31(b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 13, 2003 pursuant to section 302 of the Sarbanes-Oxley Act

32(a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 13, 2003 pursuant to section 906 of the Sarbanes-Oxley Act

32(b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 13, 2003 pursuant to section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I Clark	Executive Vice President, Treasurer and Assistant Secretary	8-13-03

/s/ GARY S. JONES Gary S. Jones	President	8-13-03