Form 10-Q
period 2003-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2003-11-14
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from____________________to ___________

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

Yes [X]      No[  ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [  ]      No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BALANCE SHEETS - (UNAUDITED)

	September 30,	December 31,
	2003	2002

ASSETS
Cash	$153,812	$519,698
Accounts receivable	455,505	485,780
Due from affiliates	4,501	34,376
Prepaid expenses	243,154	101,471
System sale receivable	1,153,850	—
Property and equipment, net of accumulated depreciation of $14,708,781 and $13,115,638, respectively	11,608,052	12,582,150
Franchise agreements, net of accumulated amortization of $10,321,249	9,607,185	9,607,185
Loan fees and other intangibles, net of accumulated amortization of $987,732 and $991,875, respectively	104,349	517,422
Assets of discontinued operations	—	6,744,817

Total assets	$23,330,408	$30,592,899

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable and accrued expenses	$1,476,452	$1,910,050
Due to Managing General Partner and affiliates	915,909	973,023
Deposits	18,513	16,275
Subscriber prepayments	370,403	319,343
Notes payable	19,714,185	40,054,185
Liabilities of discontinued operations	—	947,670

Total liabilities	22,495,462	44,220,546

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(178,752)	(323,378)

	(204,119)	(348,745)

Limited Partners:
Contributed capital, net	18,735,576	18,735,576
Accumulated deficit	(17,696,511)	(32,014,478)

	1,039,065	(13,278,902)

Total partners’ capital (deficit)	834,946	(13,627,647)

Total liabilities and partners’ capital (deficit)	$23,330,408	$30,592,899

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (UNAUDITED)

	For the nine months ended September 30,

	2003	2002

Service revenues	$10,463,105	$10,131,744
Expenses:
Cable system operations (including $108,334 and $96,928 to affiliates in 2003 and 2002, respectively), excluding depreciation and amortization shown below	703,879	694,460
General and administrative (including $1,023,686 and $903,165 to affiliates in 2003 and 2002, respectively)	2,711,880	2,511,800
Programming (including $29,477 and $38,320 to affiliates in 2003 and 2002, respectively)	3,485,320	3,296,318
Depreciation and amortization	1,609,749	1,677,090

	8,510,828	8,179,668

Income from operations	1,952,277	1,952,076
Other income (expense):
Interest expense and loan fees	(1,238,037)	(1,324,645)
Interest income and other, net	1,747	2,004
Loss on disposal of assets	(18,348)	(20,975)

	(1,254,638)	(1,343,616)

Income from continuing operations	$697,639	$608,460
Discontinued operations (note 3)
Income (loss) from operations of Washington systems, net (including gain on sale of systems of $14,113,294 in 2003)	13,764,954	(705,596)

Net income (loss)	14,462,593	(97,136)

Allocation of net income (loss):
General Partners	$144,626	$(971)

Limited Partners	$14,317,967	$(96,165)

Net income (loss) per limited partnership unit:
(49,656 units)	$288	$(2)

Net income (loss) per $1,000 investment	$577	$(4)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (UNAUDITED)

	For the three months ended September 30,

	2003	2002

Service revenues	$3,462,148	$3,439,111
Expenses:
Cable system operations (including $35,718 and $33,145 to affiliates in 2003 and 2002, respectively), excluding depreciation and amortization shown below	247,132	237,027
General and administrative (including $325,238 and $320,738 to affiliates in 2003 and 2002, respectively)	942,124	891,249
Programming (including $3,663 and $19,022 to affiliates in 2003 and 2002, respectively)	1,106,655	1,116,617
Depreciation and amortization	537,701	565,610

	2,833,612	2,810,503

Income from operations	628,536	628,608
Other income (expense):
Interest expense and loan fees	(403,282)	(581,516)
Interest income and other, net	523	1,335
Loss on disposal of assets	(1,616)	(20,442)

	(404,375)	(600,623)

Income from continuing operations	$224,161	$27,985
Discontinued operations (note 3)
Loss from operations of Washington systems, net	—	(294,548)

Net income (loss)	224,161	(266,563)

Allocation of net income (loss):
General Partners	$2,242	$(2,666)

Limited Partners	$221,919	$(263,897)

Net income (loss) per limited partnership unit:
(49,656 units)	$4	$(5)

Net income (loss) per $1,000 investment	$9	$(11)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (UNAUDITED)

	For the nine months ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,462,593	$(97,136)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,793,679	2,548,884
Unrealized gain on interest rate swap agreements	—	(277,449)
Non cash interest expense	—	173,835
Loan fee amortization	541,557	215,486
(Gain) loss on sale of assets	(14,094,946)	20,975
(Increase) decrease in operating assets:
Accounts receivable	28,870	(63,098)
Due from affiliates	29,875	(19,716)
Prepaid expenses	(136,732)	(67,558)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(1,004,465)	395,027
Due to Managing General Partner and affiliates	(62,083)	731,740
Deposits	2,238	(53,405)
Subscriber prepayments	51,060	(17,796)

Net cash provided by operating activities	1,611,646	3,489,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(652,944)	(1,524,064)
Proceeds from sale of systems	19,281,427	—
Proceeds from sale of assets	—	500

Net cash provided by (used in) investing activities	18,628,483	(1,523,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(20,340,000)	(874,017)
Loan fees	(423,853)	(403,945)

Net cash used in financing activities	(20,763,853)	(1,277,962)

(DECREASE) INCREASE IN CASH	(523,724)	688,263
CASH, beginning of period	677,536	125,060

CASH, end of period	$153,812	$813,323

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,458,516	$2,404,097

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at September 30, 2003, its statements of operations for the nine and three months ended September 30, 2003 and 2002, and its statements of cash flows for the nine months ended September 30, 2003 and 2002. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Partnership has ARO associated with the removal of equipment from poles and headend sites that are leased from third parties. Based on management’s analyses, the Partnership has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Partnership will always need to have equipment deployed at these poles and headend sites. Additionally, the Partnership has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practical. As a result, upon adoption of SFAS No. 143 the Partnership did not record any ARO associated with the obligation to remove the equipment.

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around Sequim and Camano Island, Washington. The accompanying financial statements have been restated to report the discontinued operations of the Partnership, effected for this sale.

Certain prior period amounts have been reclassified to conform to the current period presentation. This includes reclassification of unrealized gains and losses on interest rate swap agreements, which were previously classified in a separate financial statement caption within other income (expense), to the interest expense financial statement caption.

(2)  Intangible Assets

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The book value of the Partnership’s intangible assets, effecting for the sale of the Washington Systems described in note 3, is presented in the following table:

	September 30, 2003

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchise agreements	$19,928,434	$(10,321,249)	$9,607,185
Definite-lived intangible assets:
Loan fees and other intangibles	1,092,081	(987,732)	104,349

	$21,020,515	$(11,308,981)	$9,711,534

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchise agreements	$19,928,434	$(10,321,249)	$9,607,185
Definite-lived intangible assets:
Loan fees and other intangibles	1,509,297	(991,875)	517,422

	$21,437,731	$(11,313,124)	$10,124,607

Amortization of loan fees for the remainder of 2003 and through the remaining term of the related debt is expected to be as follows:

2003	$52,174
2004	52,175

$104,349

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

In addition, the revenue, expenses and other items attributable to the operations of the Washington Systems for the period from January 1, 2003 to March 11, 2003 (the date of the sale of the Washington Systems), and for the nine and three months ended September 30, 2002 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	For the nine months
	ended September 30,
	2003	2002

Service revenues	$1,129,917	$4,346,182
Expenses:
Operating (including $13,642 and $56,313 to affiliates in 2003 and 2002, respectively)	130,423	414,767
General and administrative (including $144,476 and $431,785 to affiliates in 2003 and 2002, respectively)	283,904	1,051,009
Programming (including $32,896 and $107,469 to affiliates in 2003 and 2002, respectively)	388,583	1,362,860
Depreciation and amortization	183,930	871,795

	986,840	3,700,431

Income from operations	143,077	645,751
Other income (expense):
Interest expense	(347,130)	(978,221)
Loan fees	(144,287)	(373,126)
Gain on sale of system	14,113,294	—

Income (loss) from operations of Washington Systems, net	$13,764,954	$(705,596)

For the three months
ended September 30,
2002

Service revenues	$1,455,932
Expenses:
Operating (including $17,155 paid to affiliates)	145,262
General and administrative (including $131,735 paid to affiliates)	352,347
Programming (including $33,945 paid to affiliates)	466,586
Depreciation and amortization	288,280

1,252,475

Income from operations	203,457
Other expense:
Interest expense	(311,818)
Loan fees	(186,187)

Loss from operations of Washington Systems, net	$(294,548)

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

(4) Notes Payable

On November 6, 2003, the Partnership refinanced its existing credit facility (the “Refinanced Credit Facility”). The Refinanced Credit Facility establishes a term loan in the amount of $21,500,000, the proceeds from which were used to repay the Partnership’s existing credit facilities, with a balance of $19,714,185 at September 30, 2003, to provide working capital and for other general purposes. The Refinanced Credit Facility matures on March 31, 2009 and requires the Partnership to make quarterly principal payments beginning March 31, 2004. Annual maturities of the Refinanced Credit Facility are as follows:

Principal
Payments

2004	$3,225,000
2005	3,440,000
2006	3,655,000
2007	4,515,000
2008	5,375,000
2009	1,290,000

Total	$21,500,000

The interest rate per annum applicable to the Refinanced Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the U.S. dollar prime commercial lending rate announced by the lender (“Base Rate”), plus a borrowing margin; or (ii) the London interbank offered rate (“LIBOR”), plus a borrowing margin. The applicable borrowing margins vary, based on the Partnership’s leverage ratio from 2.75% to 3.50% for Base Rate loans and from 3.75% to 4.50% for LIBOR loans.

The Refinanced Credit Facility contains a number of covenants, which among other things, require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00 initially, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00 initially, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00 initially, increasing over time to 1.10 to 1.00; and (D) Maximum Capital Expenditures of not more than $850,000 in the fourth quarter of 2003, and $2,500,000 in each subsequent fiscal year. As of September 30, 2003, the Partnership was in compliance with the covenants required by the Refinanced Credit Facility.

In addition, in the event the Partnership prepays the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership would be required to pay a Prepayment Fee to the lender, as defined by the terms of the Refinanced Credit Facility.

As of the date of this filling, the Refinanced Credit Facility had an outstanding balance of $21,500,000 bearing interest at a LIBOR based interest rate of 5.67%. This interest rate expires in February of 2004, at which time a new rate will be established.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Results of Continuing Operations - Nine Months Ended September 30, 2003 and 2002

Revenues totaled $10,463,105 for the nine months ended September 30, 2003 representing an increase of $331,361 or approximately 3.3% over the same period in 2002. Of these revenues, $6,887,305 (66%) was derived from basic services, $819,915 (8%) from premium services, $1,304,693 (12%) from expanded basic services, $149,887 (1%) from digital services, $719,942 (7%) from advertising, $199,728 (2%) from late fees, and $381,635 (4%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems during the first quarter of 2003 and (ii) increased advertising revenue.

Cable system operating expenses, which consist primarily of salary and benefit costs, totaled $703,879 for the nine months ended September 30, 2003, an increase of $9,419 or 1.4% over the same period in 2002. Such increase is primarily attributable to increased operating salaries, offset by a decrease in system maintenance costs.

General and administrative expenses totaled $2,711,880 for the nine months ended September 30, 2003, an increase of $200,080 or approximately 8.0% over the same period in 2002. This increase is primarily attributable to increases in revenue based fees such as management and franchise fees, marketing expense and other administrative overhead costs.

Programming expenses totaled $3,485,320 for the nine months ended September 30, 2003, increasing $189,002 or 5.7% over the same period in 2002. This increase is due primarily to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the nine months ended September 30, 2003 decreased $67,341 or approximately 4.0% over the same period in 2002. Such decrease is primarily attributable to certain assets becoming fully depreciated offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and loan fees allocated to continuing operations decreased approximately $86,608, or approximately 6.5% from $1,324,645 to $1,238,037 for the nine months ended September 30, 2003. This decrease is primarily attributable to a $277,449 gain recognized on the Partnership’s interest rate swap agreements in 2002, offset by a reduction in interest expense due to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2003 as compared to 2002.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new agreements.

Results of Continuing Operations - Three Months Ended September 30, 2003 and 2002

Revenues totaled $3,462,148 for the three months ended September 30, 2003 representing a slight increase over the same period in 2002. Of these revenues, $2,352,762 (68%) was derived from basic services, $260,640 (8%) from premium services, $364,636 (11%) from expanded basic services, $47,687 (1%) from digital services, $255,061 (7%) from advertising, $64,240 (2%) from late fees, and $117,122 (3%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems during the first quarter of 2003 and (ii) increased advertising revenue.

Cable system operating expenses totaled $247,132 for the three months ended September 30, 2003, an increase of $10,105 or approximately 4.3% over the same period in 2002. Such increase is primarily attributable to increased operating salaries, offset by a decrease in system maintenance costs.

General and administrative expenses totaled $942,124 for the three months ended September 30, 2003, an increase of $50,875 or approximately 5.7% over the same period in 2002. This increase is primarily attributable to increases in revenue based fees such as management and franchise fees, professional services charges and other administrative overhead costs.

Programming expenses totaled $1,106,655 for the three months ended September 30, 2003, representing a slight decrease over the same period in 2002. Such decrease is primarily attributable to a decrease in subscribers, offset by higher costs charged by various programming suppliers.

Depreciation and amortization expense for the three months ended September 30, 2003 decreased $27,909 or approximately 4.9% over the same period in 2002. Such decrease is primarily attributable to certain assets becoming fully depreciated offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and loan fees allocated to continuing operations decreased approximately $178,234, or 30.6% from $581,516 to $403,282 for the three months ended September 30, 2003. This decrease is attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2003 as compared to 2002.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

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

Net cash provided by operating activities totaled $1,611,646 for the nine months ended September 30, 2003. Adjustments to the $14,462,593 net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain of $14,094,946 related primarily to the sale of the Washington Systems, increases in operating assets of $77,987 and decreases in operating liabilities of $1,013,250, offset by depreciation and amortization of $1,793,679 and loan fee amortization of $541,557.

Net cash provided by investing activities consisted of proceeds from the sale of the Washington Systems of $19,281,427, offset by $652,944 in capital expenditures for the nine months ended September 30, 2003.

Net cash used in financing activities for the nine months ended September 30, 2003, consisted of $20,340,000 in principal payments on long-term debt, due primarily to the sale of the Washington Systems and loan fee payments of $423,853.

Notes Payable

On November 6, 2003, the Partnership refinanced its existing credit facility (the “Refinanced Credit Facility”). The Refinanced Credit Facility establishes a term loan in the amount of $21,500,000, the proceeds from which were used to repay the Partnership’s existing credit facilities, with a balance of $19,714,185 at September 30, 2003, to provide working capital and for other general purposes. The Refinanced Credit Facility matures on March 31, 2009 and requires the Partnership to make quarterly principal payments beginning March 31, 2004. Annual maturities of the Refinanced Credit Facility are as follows:

Principal
Payments

2004	$3,225,000
2005	3,440,000
2006	3,655,000
2007	4,515,000
2008	5,375,000
2009	1,290,000

Total	$21,500,000

The interest rate per annum applicable to the Refinanced Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the U.S. dollar prime commercial lending rate announced by the lender (“Base Rate”), plus a borrowing margin; or (ii) the London interbank offered rate (“LIBOR”), plus a borrowing margin. The applicable borrowing margins vary, based on the Partnership’s leverage ratio from 2.75% to 3.50% for Base Rate loans and from 3.75% to 4.50% for LIBOR loans.

The Refinanced Credit Facility contains a number of covenants, which among other things, require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00 initially, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00 initially, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00 initially, increasing over time to 1.10 to 1.00; and (D) Maximum Capital Expenditures of not more than $850,000 in the fourth quarter of 2003, and $2,500,000 in each subsequent fiscal year. As of September 30, 2003, the Partnership was in compliance with the covenants required by the Refinanced Credit Facility.

In addition, in the event the Partnership prepays the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership would be required to pay a Prepayment Fee to the lender, as defined by the terms of the Refinanced Credit Facility.

As of the date of this filling, the Refinanced Credit Facility had an outstanding balance of $21,500,000 bearing interest at a LIBOR based interest rate of 5.67%. This interest rate expires in February of 2004, at which time a new rate will be established.

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

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the Refinanced Credit Facility and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations of the Partnership, after effecting for the sales of the Washington Systems discussed in Note 3, additional borrowings of $1,785,815 and revised payment terms under the refinance transaction discussed in Note 4, and the anticipated effect of these obligations on the Partnership’s liquidity for the remainder of 2003 and in future years:

	2003	2004	2005	2006

Refinanced Credit Facility principal payments	—	3,225,000	3,440,000	3,655,000
Interest payments (current interest rate of 5.67%)	311,535	1,127,621	938,669	737,525
Minimum operating lease payments	10,406	31,898	18,698	1,898

Total contractual cash obligations	321,941	4,384,519	4,397,367	4,394,423

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2007	Thereafter	Total

Refinanced Credit Facility principal payments	4,515,000	6,665,000	21,500,000
Interest payments (current interest rate of 5.67%)	505,906	234,667	3,855,923
Minimum operating lease payments	1,898	698	65,496

Total contractual cash obligations	5,022,804	6,900,365	25,421,419

(a)  These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2003.

Capital Expenditures

During the first nine months of 2003, the Partnership incurred approximately $653,000 in capital expenditures, including various line extensions, plant upgrades and the continuation of digital service deployment. Planned expenditures for the remainder of 2003 include the initial phase of an upgrade of the distribution plant to 450MHz in Royston, GA, as well as the construction of additional extensions and continued digital deployment.

Solicitation of Interest From Potential Partners

Northland Communications Corporation (NCC), as managing general partner of the Partnership, has been working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. In September of this year, the broker contacted numerous potential purchasers and solicited their respective expressions of interest. In response to that solicitation, several qualified purchasers have expressed various degrees of interest in purchasing one or more of the cable systems owned by the Partnership. NCC is working to further clarify the level of interest of each interested party, with a goal of determining which of those parties is sufficiently committed to a possible purchase of the systems. NCC will offer such parties a due diligence review period, which will take place between November of 2003 and January of 2004, and anticipates that formal bids will be solicited and received once this process is complete in February of 2004. Any bids received will then be evaluated.

Recently Issued Accounting Standards

Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Partnership has ARO associated with the removal of equipment from poles and headend sites that are leased from third parties. Based on management’s analyses, the Partnership has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Partnership will always need to have equipment deployed at these poles and headend sites. Additionally, the Partnership has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practical. As a result, upon adoption of SFAS No. 143 the Partnership did not record any ARO associated with the obligation to remove the equipment.

Statement of Financial Accounting Standards No. 149 – In April of 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and other hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a material impact on the Partnership’s financial statements.

Statement of Financial Accounting Standards No. 150 - In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously many of those financial instruments were classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the Statement did not have a material impact on the Partnership’s operating results or financial position.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based on the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies, which have been chosen among alternatives, require a more significant amount of management judgment than other accounting policies the Partnership employs.

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

Intangible Assets - In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $197,000.

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
     None

ITEM 3 Defaults upon senior securities
     None

ITEM 4 Submission of matters to a vote of security holders
     None

ITEM 5 Other information
     None

ITEM 6 Exhibits and Reports on Form 8-K

              (a)      Exhibit Index

10.39.	Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated November 5, 2003

31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 14, 2003 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 14, 2003 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 14, 2003 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 14, 2003 pursuant to section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and	11-14-03
Assistant Secretary
Richard I. Clark

/s/ GARY S. JONES	President	11-14-03

Gary S. Jones