Form 10-K
period 2003-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2004-03-30
CIK 813658

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-29354 eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2003

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

101 STEWART STREET
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

Yes    [   ]    No   [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    [   ]    No   [X]

     The aggregate market value of the Limited Partner Units representing limited partner interests was approximately $22,345,200 as of June 30, 2003, based on the most currently available secondary market trading information, as of that same date.

     At December 31, 2003, there were 49,656 Limited Partnership Units outstanding.

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

PART I

ITEM 1. BUSINESS

     Northland Cable Properties Seven Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of two general partners (the “General Partners”) and approximately 2,758 limited partners holding 49,656 units as of December 31, 2003. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as “Northland” or the “Managing General Partner”). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the “Administrative General Partner”).

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

NORTHLAND MEDIA, INC. — formed in April 1995 as a holding company. Sole shareholder of the two following entities:

STATESBORO MEDIA, INC. — formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, Georgia and surrounding areas. This radio station was sold during 2003 to an unaffiliated third party.

CORSICANA MEDIA, INC. — purchased in September 1998 from an affiliate and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

     The Partnership was formed on April 17, 1987 and began operations on September 1, 1987. The Partnership serves the communities and surrounding areas of Brenham and Bay City, Texas, as well as Vidalia, Sandersville, Toccoa and Royston, Georgia (the “Systems). As of December 31, 2003, the total number of basic subscribers served by the Systems was 23,266, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 59%. The Partnership’s properties are located in rural areas, which, to some extent, do not offer consistently acceptable off-air network signals. Management believes that this factor combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger population subscribing to cable television (higher penetration).

     On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around Camano Island and Sequim, Washington (the “Washington Systems”), which served approximately 10,300 subscribers. This filing and the accompanying financial statements present the results of operations and the sale of the Washington Systems as discontinued operations.

     The Partnership has 19 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2024, have been granted by local and county authorities in the areas in which the Systems operate. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. These franchise agreements are expected to be used by the Partnership for the foreseeable future and effects of obsolescence, competition and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises are not material in relation to the carrying value of the franchises. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates. Franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

     The following is a description of the areas served by the Systems as of December 31, 2003.

     Brenham, TX: Brenham, Texas, with a population of approximately 12,000 is strategically located about midway between Houston and Austin. The city of Brenham serves as a hub for commerce, trade and services to the surrounding counties of Burleson, Waller, Lee, Fayette, Austin, Colorado and Grimes. Brenham’s proximity to Houston makes it a gateway through which international trade and commerce proceed to Austin, San Antonio and other western cities. A main line of the Santa Fe Railway also services the city. Certain information regarding the Brenham, TX system as of December 31, 2003, is as follows:

Basic Subscribers	3,696
Expanded Basic Subscribers	1,874
Premium Subscribers	1,990
Digital Subscribers	521
Estimated Homes Passed	5,660

     Bay City, TX: The Bay City system serves the communities of Bay City, Markham, Van Vleck and certain unincorporated areas of Matagorda County in southeast Texas. The local economies of the communities included in the Bay City system are based primarily in agriculture, chemical manufacturing and petroleum processing. Rich and productive agricultural lands are located along the banks of the Colorado River in the Bay City area. Rice is the major crop.

     There is an abundance of recreational and sporting activities in the Bay City area, including freshwater and deep-sea fishing. The Gulf of Mexico, Matagorda Beach, the Colorado River, bays and bayous combine to meet the recreational needs of both tourists and residents. Certain information regarding the Bay City, TX system as of December 31, 2003, is as follows:

Basic Subscribers	4,632
Expanded Basic Subscribers	2,666
Premium Subscribers	2,976
Digital Subscribers	673
Estimated Homes Passed	8,670

     Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 12,000, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 2003, is as follows:

Basic Subscribers	5,193
Expanded Basic Subscribers	2,697
Premium Subscribers	2,344
Digital Subscribers	498
Estimated Homes Passed	9,100

     Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 2003, is as follows:

Basic Subscribers	3,204
Expanded Basic Subscribers	1,599
Premium Subscribers	1,898
Estimated Homes Passed	4,720

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

Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 2003, is as follows:

Basic Subscribers	6,541
Expanded Basic Subscribers	4,162
Premium Subscribers	3,050
Digital Subscribers	355
Estimated Homes Passed	11,530

     The Partnership had 47 employees as of December 31, 2003. Management of these systems is handled through offices located in the towns of Brenham and Bay City, Texas, as well as Vidalia, Sandersville, Toccoa and Royston, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)

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

     Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into four categories: basic subscribers, expanded basic subscribers, premium subscribers and digital subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of programming service, the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, The Movie Channel, Starz and Encore. “Digital subscribers” are those who subscribe to digitally delivered video and audio services where offered.

     COMPETITION

     Cable television systems currently experience competition from several sources, including broadcast television, cable overbuilds, direct broadcast satellite services, private cable and multichannel multipoint distribution service systems, and most recently, a new category of wireless service recently authorized by the FCC known as Multichannel Video Distribution and Data Service, or MVDDS. Cable television systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, home video cassette recorders, DVDs, Internet data delivery, Internet video delivery and telecommunications companies. The following provides a summary description of these sources of competition.

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

     Overbuilds

     Cable television franchises are not exclusive. More than one cable television system may be built in the same area. This is known as an “overbuild.” Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Generally, an overbuilder is required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself and no franchise is required. An overbuilder would obtain programming contracts from entertainment programmers and, in most cases, would build a complete cable system such as headends, trunk lines and drops to individual subscribers’ homes throughout the franchise areas.

     Companies with considerable resources have entered the business. These companies include public utilities to whose poles the Partnership’s cables are attached. Federal law allows telephone companies to provide a wide variety of services that are competitive with the Partnership’s services, including video and Internet services within and outside their telephone service areas. Several telephone companies have begun seeking cable television franchises from local governmental authorities and are constructing cable television systems. The Partnership cannot predict at this time the extent of the competition that will emerge in areas served by the Partnership’s cable television systems. The entry of telephone companies, public and private utilities and local governments as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership’s systems.

     Direct Broadcast Satellite Service

     High-powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Federal legislation has reduced this competitive disadvantage, and has reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS’s market share over recent years. The impact of DBS services on the Partnership’s market share within its service areas cannot be precisely determined but is estimated to have taken away a significant number of subscribers. Satellite carriers are attempting to expand their service offerings to include, among other things, high-speed Internet services and are entering joint marketing arrangements with local telecommunications providers.

     Satellite Master Antenna Television

     Additional competition is provided by private cable television systems, known as satellite master antenna television (“SMATV”), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, although some states have enacted laws to provide cable system access to these facilities. Operators of private cable, which do not cross public rights of way, are largely free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In addition, some SMATV operators are developing and/or offering packages of telephony, data and video services to private residential and commercial developments.

     Mulitchannel Multipoint Distribution Service Systems

     Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service systems (“MMDSS”) commonly called wireless cable, which are licensed to serve specific areas. MMDSS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. This industry is less capital intensive than the cable television industry, and it is therefore more practical to construct systems using this technology in areas of lower subscriber penetration.

     High-Speed Internet Services

     Some of our cable systems are currently offering high-speed Internet services to subscribers. These systems compete with a number of other companies, many of whom have substantial resources, such as existing Internet service providers (“ISPs”) and telecommunications companies. The deployment of digital subscriber line (“DSL”) technology allows Internet access over telephone lines and transmission rates far in excess of conventional modems. Many local telephone companies are seeking to provide Internet services without regard to their present service boundaries. Further, the FCC has recently reduced the regulatory burden on local telephone companies by, for example, reducing their obligation to provide Internet on a wholesale basis to competitors.

     A number of cable operators have reached agreements with unaffiliated ISPs to grant them access to their cable facilities for the purpose of providing competitive Internet services. The Partnership has not entered into any such “access” arrangement. However, we cannot provide an assurance, that regulatory authorities will not impose “open access” or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect our results of operations.

     REGULATION AND LEGISLATION

     Summary

     The following summary addresses key regulatory issues and legislation affecting the cable television industry. Other existing federal legislation and regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals, which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Partnership can be predicted at this time. Further, our high-speed Internet service, while not currently regulated, may be subject to regulation in the future.

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

     The operation of a cable system is extensively regulated at the federal, local, and, in some instances, state levels. The Communications Act of 1934, Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), and the 1996 Telecommunications Act (the “1996 Telecom Act”, and, collectively, the “Cable Act”) are the primary legislation providing for cable regulation and collectively establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (“FCC”) has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Partnership cannot predict the impact of future developments on the cable television industry. Future regulatory and legislative changes could adversely affect the Partnership’s operations. Among the more substantial areas regarding our business are the following:

     Cable Rate Regulation

     The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that prior regime, all cable systems were subject to rate regulation, unless they face “effective competition” in their local franchise area. Federal law now defines “effective competition” on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

     The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of non-“basic” and non-“premium”, programming services. The 1996 Telecom Act, however, provided special rate relief for small cable operators offering cable programming service tiers. The elimination of cable programming service tier regulation afforded the Partnership substantially greater pricing flexibility.

     Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities (“LFAs”), are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates, although they may do so in the future. Under the FCC’s rate rules, premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming products.

     In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate regulations applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate regulations allow for a simplified cost-of-service showing. Almost all of the Partnership’s systems are eligible for these simplified cost-of-service rules.

     As of December 31, 2003, only the LFA governing the Toccoa, Georgia system has properly certified to regulate basic tier rates. However, in accordance with certain notice requirements under the 1992 Cable Act, other communities may certify and regulate rates. It is, therefore, possible that additional localities served by the systems may choose to certify and regulate rates in the future. Certain legislators, however, have called for new rate regulations. Should this occur, all rate deregulation, including that applicable to small operators like the Partnership, could be jeopardized.

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

     The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC has adopted rules, upheld by the courts, that regulate the rates and terms under which utilities must grant access to their poles. (These regulations do not control the rates and terms under which electrical cooperatives may decide to grant cable operators access to their poles.) The utilities have a history of aggressively litigating the various aspects of the FCC’s pole attachment rulemakings, and despite recent favorable court decisions, we expect the utilities to continue to raise additional issues regarding pole attachments. An adverse decision regarding pole rates or terms of our agreements could potentially increase our pole attachment costs.

     High-Speed Internet Service

     Since its introduction, some local governments and various Partnership competitors have sought to impose regulatory requirements on certain aspects of ISP services. Thus, a few local governments have sought to impose regulation on cable provision of Internet services, and in each case, the court has invalidated each such regulation. Similarly, the FCC has refused to classify high-speed cable data services as a “telecommunications service”, but rather has classified it as an “interstate information service.” As such, high-speed cable services are currently free from local regulation. Despite the FCC rulings, several localities have sought judicial review of the FCC’s decision. In addition, the FCC may always consider whether to impose any regulatory requirements, whether LFAs should be able to impose any fees or other regulations, such as customer service standards. Further, several LFAs have sued other cable operators seeking payment of franchise fees on cable Internet services. Currently, the FCC has ruled that such fees are not allowable. The matter has been addressed by at least one appellate court which has similarly ruled that Internet services are not subject to LFAs franchise fees.

     Some local franchising authorities have unsuccessfully tried to impose mandatory Internet access or “open access” requirements as part of cable franchise renewals or transfers. In AT&T Corp v. City of Portland, No. 99-35609 (9th Cir., June 22, 2000), the federal Court of Appeals for the Ninth Circuit ruled that an LFA may not impose “open access” requirements as a condition of transfer of the franchise. The court held that Internet services were not “cable services” subject to local regulations, but that Internet services had characteristics of both “information services” and “telecommunications services.” The potential regulatory state and federal implications of this rationale are unclear, given the various regulatory requirements for the provision of telecommunications services. In addition to the Ninth Circuit ruling, there have been several other court rulings that have rejected local imposition of “open access” conditions on cable-provided Internet access relying on various other grounds, for example, a cable company’s free speech rights under the First Amendment. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could burden the capacity of cable systems and complicate any plans the Partnership may have to develop for providing Internet service.

     Telephone Entry Into Cable Television

     The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers, including the regional telephone companies, can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers currently are providing video programming services within their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities, the use of wireless transmission, and through the resale of bundled packages that include satellite video services.

     Electric Utility Entry Into Telecommunications/Cable Television

     The 1996 Telecomm Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority by the FCC to engage in activities, which could include the provision of video programming.

     Additional Ownership Restrictions

     The 1996 Telecomm Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television and multichannel multipoint distribution service facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate satellite master antenna television systems within their franchise area, provided that their operation is consistent with local cable franchise requirements.

     Must Carry/Retransmission Consent

     The 1992 Cable Act contains broadcast signal carriage requirements that require cable operators to carry most commercial and non-commercial broadcast stations without compensation to the cable operator. Once every three years, local commercial television broadcast stations may elect between “must carry” status or “retransmission consent” status. Under the latter, local broadcast stations may negotiate the terms of carriage, which may include the payment of fees or require the carriage of other programming content. As broadcasters transition from analog to digital transmission technologies, the FCC is considering whether to require cable companies to simultaneously carry both analog and digital signals of a single broadcaster, and once digital carriage is required of broadcasters, whether cable companies may be required to carry multiple digital program streams that each broadcaster may have the capability to transmit (commonly referred to as “Digital Must Carry”). If the FCC requires Digital Must Carry, the Partnerships will have less freedom to allocate the usable spectrum of the cable plant, which in turn, would diminish our ability to provide those services to our subscribers that we believe they would be most likely to purchase, such as advanced video services, Internet services and, perhaps, telecommunications services. As a result, Digital Must Carry could diminish our ability to attract and retain subscribers. It is not possible to predict whether the FCC will require Digital Must Carry. To date, the Partnership has been able to reach mutually acceptable arrangements with all of the broadcasters who elected retransmission consent.

     Access Channels

     Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. While, in the Partnership’s experience to date, requests for commercial leased access carriages have been relatively limited, it is always possible that demand could increase or the revisions could be made to the above requirements that would place further burdens on the channel capacity of our cable systems.

     Access to Programming

     To spur the development of independent cable programmers and competition to incumbent cable operators, the Act precludes cable operators, satellite services in which they have an attributable interest, and satellite broadcast programming vendors from hindering the distribution of satellite delivered programming by any multi-channel video program distributor. This prohibition prevents satellite delivered programming vendors from favoring their cable operators over new competitors and requires these programmers to sell their programming to other multi-channel video distributors. These rules do not apply to cable programmers who are not affiliated with cable operators or programmers who deliver their service by terrestrial means (rather than by satellite). Recent mergers and acquisitions in the industry may make vertical integration of cable operators and programming more difficult in the future. At this time, it is not possible to predict what facts or circumstances may impact the Partnership’s ability to have continued access to the programming it currently carries or that might become available in the future.

     Multiple Dwelling Unit Inside Wiring; Subscriber Access; Satellite Dish Installations

     The FCC has established rules that regulate how an incumbent cable operator, upon expiration of a multiple dwelling unit’s (“MDU”) service contract, sells, abandons, or removes “home run” wiring that was installed by the cable operator in a MDU building. While these inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible, the FCC has also declined to prohibit exclusive or to cap perpetual arrangement held by incumbent cable operators with MDU owners. However, in certain states, local access laws prohibit exclusive arrangements with MDUs. Further, with limited exceptions, existing federal and FCC regulation prohibit any state or local law or regulations, or private covenant, private contract, lease provision, homeowners’ association rule or similar restriction, impairing the installation, maintenance or use of certain video reception antennas satellite dishes on property within the exclusive control of a tenant or property owner.

     Other Regulations of the Federal Communications Commission

     In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as the following: equal employment opportunity, set top box regulations, subscriber privacy, programming practices, including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, children’s programming advertisements, closed captioning, registration of cable systems and facilities licensing, maintenance of various records and public inspection files, aeronautical frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, consumer electronics equipment compatibility, and emergency alert systems.

     Enforcement

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

     In addition, cable operators distribute locally originated programming and advertising that use music controlled by one of the three principal music performing rights organizations: the American Society of Composers, Authors and Publishers (ASCAP), Broadcast Music, Inc. (BMI), and SESAC, Inc., originally known as the Society of European Stage Authors and Composers. The cable industry has had a long series of negotiations and adjudications with these organizations, and we cannot predict with certainty whether license fee disputes may arise in the future.

     State and Local Franchise Regulation

     Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise may contain provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, local franchising authorities cannot demand franchise fees exceeding 5% of the system’s gross revenues derived from cable television services, cannot dictate the particular technology used by the system, cannot specify video programming other than identifying broad categories of programming and cannot require cable operators to provide any telecommunications service or facilities, (other than institutional networks under certain circumstances), as a condition of an initial cable franchise grant, franchise renewal, or franchise transfer.

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

ITEM 2. PROPERTIES

     The Partnership’s cable television systems are located in and around Brenham and Bay City, Texas and Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 39,680 homes as of December 31, 2003. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

     On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around the communities of Sequim and Camano Island, Washington (the “Washington Systems”), which served approximately 10,300 subscribers. The Washington Systems were sold at a price of approximately $20,340,000 of which the Partnership received approximately $19,280,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $1,060,000 will be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. Historically, the Partnership has entered into similarly structured transactions, and has collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s credit agreement.

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

     In March of 2004, the Partnership received notice from the buyer of the Washington Systems of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated at this time and intends to vigorously contest such claims. However, approximately $415,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The remaining escrow proceeds in excess of the claims were released to the Partnership in March of 2004.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) There is no established public trading market for the Partnership’s units of limited partnership interest.

     (b) The approximate number of equity holders as of December 31, 2003, is as follows:

Limited Partners:	2,758
General Partners:	2

     (c) During 2003, the Partnership did not make cash distributions to the limited partners or to the General Partners. The limited partners have received in the aggregate in the form of cash distributions $3,108,554 on total initial contributions of $24,893,000 as of December 31, 2003. As of December 31, 2003, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios, and compliance with financial covenants required by the Partnership’s lender.

ITEM 6. SELECTED FINANCIAL DATA

The data set for the below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2003	2002 (1)	2001	2000	1999
SUMMARY OF OPERATIONS:
Revenue	$13,936,290	$13,568,247	$12,698,705	$12,315,161	$11,829,401
Operating income	2,528,991	2,539,922	522,221	995,493	1,288,682
Income (loss) from continuing operations	1,031,843	625,603	(1,613,460)	(118,601)	21,829
Income (loss) from discontinued operations (2)	13,679,517	(1,063,356)	(264,620)	(696,733)	(1,065,278)

Net income (loss)	14,711,360	(437,753)	(1,878,080)	(815,334)	(1,043,449)
Net income (loss) from continuing operations per limited partnership unit	21	13	(33)	(2)	—
Net income (loss) from discontinued operations per limited partnership unit	275	(22)	(5)	(14)	(21)

Net income (loss) per limited partner unit	296	(9)	(38)	(16)	(21)
Cumulative tax losses per limited partner unit	(402)	(402)	(402)	(402)	(402)

(1) As of December 31, 2001, the Partnership discontinued amortization of its franchise agreements and goodwill in accordance with SFAS No. 142. Amortization of these items attributable to continuing operations was $1,970,595 for the year ended December 31, 2001, and amortization of these items attributable to discontinued operations was $62,948 for the year ended December 31, 2001.

(2) On March 11, 2003, the partnership sold the operating assets and franchise rights of its Washington Systems. The results of operations and the sale of the Washington Systems are presented as discontinued operations in this filing and the accompanying financial statements.

	December 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Total assets	$24,210,679	$30,592,898	$31,097,197	$31,786,692	$31,785,098
Notes payable	21,500,000	40,054,185	41,236,547	40,016,323	39,943,721
Total liabilities	23,126,966	44,220,545	44,287,091	43,098,506	42,281,578
General partner’s deficit	(201,631)	(348,745)	(344,367)	(325,586)	(317,433)
Limited partners’ deficit	1,285,344	(13,278,902)	(12,845,527)	(10,986,228)	(10,179,047)
Cumulative distributions per limited partner unit	63	63	63	63	63

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003	2002	2002	2002	2002
Revenue	$3,473,183	$3,462,148	$3,547,096	$3,453,863	$3,436,508	$3,439,111	$3,404,941	$3,287,687
Operating income	595,058	626,920	656,008	651,005	608,825	608,166	673,816	649,115
Income from continuing operations	334,203	224,161	256,094	217,385	16,612	27,985	73,448	507,558
Income (loss) from discontinued operations	(85,437)	—	—	13,764,954	(357,228)	(294,548)	(267,931)	(143,649)

Net income (loss)	248,766	224,161	256,094	13,982,339	(340,616)	(266,563)	(194,483)	363,909
Net income from continuing operations per limited partnership unit	7	5	5	4	0	1	2	10
Net income (loss) from discontinued operations per limited partnership unit	(2)	—	—	277	(7)	(6)	(6)	(3)

Net income (loss) per limited partnership unit	5	5	5	281	(7)	(5)	(4)	7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2003 and 2002

     Total revenue from continuing operations reached $13,936,290 for the year ended December 31, 2003, representing an increase of approximately 3% from $13,568,247 for the year ended December 31, 2002. Of the 2003 revenue, $9,223,779 (66%) is derived from subscriptions to basic service, $1,070,899 (8%) from subscriptions to premium services, $1,674,273 (12%) from subscriptions to expanded basic services, $195,843 (1%) from subscriptions to digital services, $1,009,019 (7%) from advertising revenue, $263,020 (2%) from late fee charges and $499,457 (4%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems during the year and; (ii) increases in advertising revenue.

     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2003	2002	2001	2000	1999
Basic Rate	$32.50	$30.50	$31.00	$27.85	$25.85
Expanded Basic Rate	10.75	10.35	8.50	8.95	8.65
HBO Rate	10.25	9.50	11.00	10.75	10.65
Cinemax Rate	8.50	7.50	7.50	7.65	7.45
Showtime Rate	10.50	9.00	9.50	8.65	8.60
Encore Rate	2.25	2.00	2.00	1.50	1.50
Starz Rate	3.00	3.50	5.00	5.50	7.00
Service Contract Rate	0.75	1.25	2.00	2.20	2.20
Digital Rate (Incremental)	9.50	9.50	9.00	—	—

     Operating expenses attributable to continuing operations totaled $965,408 for the year ended December 31, 2003, representing an increase of approximately 1% from $953,898 for the year ended December 31, 2002. This increase is primarily attributable to increases in employee salary and benefit costs, offset by a decrease in system maintenance costs. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.

     General and administrative expenses attributable to continuing operations totaled $3,639,787 for the year ended December 31, 2003, representing an increase of approximately 7% from $3,413,322 for the same period in 2002. This increase is primarily attributable to (i) increases in revenue based expenses such as management fees and franchise fees, (ii) increased marketing expenses (iii) increased bad debt expense and; (iv) an increase in the amounts allocated to the Partnership by the Managing General Partner for administrative services, which consists primarily of salary and benefit costs. Significant administrative expenses are based on Partnership revenues (franchise fees, copyright fees and management fees). Therefore, as the Partnership’s revenues increase, the trend of increased administrative expenses is expected to continue. In addition, employee wages, another component of administrative expenses, are also expected to increase in the future, assuming the number of administrative employees remains constant.

     Programming expenses attributable to continuing operations totaled $4,630,174 for the year ended December 31, 2003, representing an increase of approximately 5% from $4,417,073 for the year ended December 31, 2002. This increase is primarily due to higher costs charged by various program suppliers, as well as the addition of new channels and services. Programming expenses mainly consist of payments made to suppliers of various cable programming services. Rate increases from program suppliers, as well as fees due to the launch of additional channels, will contribute to the trend of increased programming costs in the future.

     Depreciation and amortization expense allocated to continuing operations decreased approximately 4%, from $2,229,021 in 2002 to $2,150,636 in 2003. This decrease is attributable to certain assets becoming fully depreciated or amortized, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

     Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 19% from $1,896,952 in 2002 to $1,531,268 in 2003. This decrease is primarily attributable to a $277,449 gain recognized on the Partnership’s interest rate swap agreements in 2002, offset by a $582,797 reduction in interest expense attributable to continuing operations due to lower average outstanding indebtedness during the first three quarters of 2003 as a result of required principal repayments, and lower interest rates during 2003, compared to 2002.

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

     In 2003, the Partnership generated income from continuing operations of $1,031,843 compared to $625,603 in 2002. Prior to 2002, the Partnership historically incurred losses from continuing operations as a result of significant non-cash charges to income for depreciation and amortization. The Partnership has generated positive operating income in each of the three years ended December 31, 2003, and Management anticipates that this trend will continue.

2002 and 2001

     Total revenue from continuing operations reached $13,568,247 for the year ended December 31, 2002, representing an increase of approximately 7% from $12,698,705 for the year ended December 31, 2001. Of the 2002 revenue, $8,759,224 (64%) is derived from subscriptions to basic service, $1,191,141 (9%) from subscriptions to premium services, $1,627,680 (12%) from subscriptions to expanded basic services, $214,148 (1%) from subscriptions to digital services, $910,320 (7%) from advertising revenue, $261,839 (3%) from late fee charges and $603,895 (4%) from other sources. The increase in revenues is primarily attributable to: (i) rate increases implemented in the Partnership’s systems during the year; (ii) revenue from new digital service launches during the year; and (iii) increases in pay-per-view revenue.

     Operating expenses attributable to continuing operations totaled $953,898 for the year ended December 31, 2002, representing an increase of less than 1% from $949,398 for the same period in 2001. Employee salary and benefit costs decreased due to a reduction in the number of technical and regional personnel, however, this was offset by an increase in regional management and system maintenance costs.

     General and administrative expenses attributable to continuing operations totaled $3,413,322 for the year ended December 31, 2002, representing an increase of approximately 7% from $3,193,958 for the same period in 2001. This increase is mainly due to (i) increases in revenue based expenses, such as franchise fees and management fees; (ii) an increase in marketing costs; and (iii) an increase in the amounts allocated to the Partnership by the Managing General Partner for administrative services.

     Programming expenses attributable to continuing operations totaled $4,417,073 for the year ended December 31, 2002, representing an increase of approximately 19% from $3,701,142 for the year ended December 31, 2001. This increase is primarily due to higher costs charged by various program suppliers, as well as the addition of new channels and services.

     Depreciation and amortization expense attributable to continuing operations decreased approximately 45% compared to 2001. The decrease is primarily attributable to the Partnership’s implementation of SFAS No. 142 “Goodwill and Other Intangible Assets.” As of December 31, 2001, the Partnership discontinued amortizing its franchise agreements and goodwill resulting in a decrease of approximately $2,000,000 in amortization expense allocated to continuing operations for the year ended December 31, 2002. This is offset by the depreciation and amortization of plant, property, equipment and other intangibles acquired during 2002.

     Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 11% from $2,127,730 in 2001 to $1,896,952 in 2002. This decrease in interest expense is primarily attributable to a $277,449 loss recognized on the Partnership’s interest rate swap agreements in 2001, which was subsequently recorded as a gain in 2002 when the interest rate swap agreement expired. In addition, interest expense attributable to continuing operations decreased by $264,116 due to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2002 as compared to 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 2003, the Partnership’s primary source of liquidity was generated from the sale of the Washington Systems, the refinance of the Partnership’s credit facility and cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable services. During 2003, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2004 obligations.

2003

     Net cash provided by operating activities totaled $1,087,620 for the year ended December 31, 2003. Adjustments to the $14,711,360 net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain on disposal of assets, related primarily to the sale of the Washington Systems of $14,006,563, a gain of $35,589 related to the extinguishment of debt, and changes in other operating assets and liabilities of $2,672,230, offset by $2,334,566 of depreciation and amortization and loan fee expense of $743,198.

     Net cash provided by investing activities for the year ended December 31, 2003 totaled $18,291,066, and consisted primarily of $992,861 in capital expenditures and proceeds from the sale of the Washington Systems of $19,281,427.

     Net cash used in financing activities for the year ended December 31, 2003 totaled $19,297,528 and consisted of $40,054,185 in principal payments on notes payable and payment of additional loan fees of $743,343, offset by borrowings of $21,500,000 under the Partnership’s refinanced credit facility.

Notes Payable

     On November 6, 2003, the Partnership refinanced its existing credit facility (the “Refinanced Credit Facility”). The Refinanced Credit Facility establishes a term loan in the amount of $21,500,000, the proceeds from which were used to repay the Partnership’s existing credit facilities, to provide working capital and for other general purposes. The Refinanced Credit Facility matures on March 31, 2009 and requires the Partnership to make quarterly principal payments beginning March 31, 2004. Annual maturities of the Refinanced Credit Facility are as follows:

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

     The Refinanced Credit Facility contains a number of covenants, which among other things, require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00 initially, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00 initially, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00 initially, increasing over time to 1.10 to 1.00; and (D) Maximum Capital Expenditures of not more than $850,000 in the fourth quarter of 2003, and $2,500,000 in each subsequent fiscal year. As of December 31, 2003, the Partnership was in compliance with the covenants required by the Refinanced Credit Facility.

     In addition, in the event the Partnership prepays the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership would be required to pay a Prepayment Fee to the lender, as defined by the terms of the Refinanced Credit Facility.

     As of the date of this filling, the Refinanced Credit Facility had an outstanding balance of $21,500,000, and applicable interest rates are as follows: $16,500,000 at a LIBOR based interest rate of 5.63%, and $5,000,000 at a LIBOR based interest rate of 5.615%. These interest rates expire in March and May of 2004, respectively, at which time new rates will be established.

Obligations and Commitments

     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2003 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	years	years	5 years
Notes payable	$21,500,000	$3,225,000	$11,610,000	$6,665,000	$—
Minimum operating lease payments	98,754	49,104	49,650	—	—

Total	$21,598,754	$3,274,104	$11,659,650	$6,665,000	$—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2004.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

Capital Expenditures

     During 2003, the Partnership incurred $992,861 in capital expenditures. These expenditures included the initial phases of two-way plant upgrades in Bay City and Brenham, Texas, which will allow high-speed Internet services to be launched in these systems. In addition, maintenance of existing plant equipment for all systems, including cable line drops, is an ongoing expenditure. All capital expenditures for 2003 were financed through cash provided by operations.

     Management has budgeted that the Partnership will spend approximately $1,330,000 on capital expenditures in 2004. Planned expenditures include the continuation of distribution plant upgrades in both Toccoa and Royston, Georgia, potential line extension opportunities and deployment of high-speed Internet services in Bay City and Brenham, Texas and Toccoa and Royston, Georgia.

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

     In March of 2004, the Partnership received notice from the buyer of the Washington Systems of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated at this time and intends to vigorously contest such claims. However, approximately $415,000 of the original escrow proceeds will remain in escrow until such claims are resolved. Management believes that the delay in receiving funds held in escrow will not adversely impact the cash flow of the Partnership in meeting operating needs, debt obligations and planned capital expenditures. The remaining escrow proceeds in excess of the claims were released to the Partnership in March of 2004.

SOLICITATION OF INTEREST FROM POTENTIAL BUYERS

     The General Partner has been working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. In September 2003, the broker contacted numerous potential purchasers and solicited their respective expressions of interest. In response to that solicitation, several qualified purchasers have expressed various degrees of interest in purchasing one or more of the cable systems owned by the Partnership. The General Partner is working to further clarify the level of interest of each interested party, with a goal of determining which of those parties is sufficiently committed to a possible purchase of the systems. The General Partner will offer such parties a due diligence review period, which will take place through April of 2004, and anticipates that formal bids will be solicited and received once this process is complete in May of 2004. Any bids received will then be evaluated.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the FASB revised FASB interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R requires that calendar year public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities in the reporting period ended December 31, 2003. The interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ending March 31, 2004. The adoption of FIN 46R did not have an impact on the Partnership’s December 31, 2003 financial statements. Further, management does not anticipate that the adoption in 2004 as it relates to non-special purpose entities will have an impact on the Partnership’s financial statements.

     In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Partnership also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership was required to adopt SFAS No. 143 on January 1, 2003. Under the scope of this pronouncement, the Partnership has asset retirement obligations associated with the removal of equipment from poles and headend sites that are leased from third parties. The adoption of SFAS No. 143 did not have a material effect on the Partnership’s financial statements.

     In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, were applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 had no effect on the Partnership’s financial statements.

     In November 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34, was issued. This interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 31, 2002. Application of this Interpretation had no effect on the Partnership’s financial statements.

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

TRANSACTIONS WITH MANAGING GENERAL PARTNER AND AFFILIATES

Management Fees

     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $696,815, $678,414, and $634,936, for 2003, 2002, and 2001, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $857,809, $796,849, and $657,363, for 2003, 2002, and 2001, respectively.

     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations include $101,813, $107,689, and $140,027, net of payment made, under the terms of these agreements during 2003, 2002, and 2001, respectively.

     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2003, 2002, and 2001, the Partnership’s continuing operations include $103,464, $200,504, and $304,272, respectively, for these services. Of this amount, $8,256 and $125,792 were capitalized in 2003 and 2002, respectively, related to the build out and upgrade of cable systems.

CERTAIN BUSINESS RELATIONSHIPS

     John E. Iverson, a Director and Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $215,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements of the Partnership for the years ended December 31, 2003, 2002 and 2001 are included as a part of this filing (see Item 15 (a) below).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountant

     The Partnership dismissed Arthur Andersen LLP as its independent auditor on July 10, 2002. The decision to dismiss Arthur Andersen was approved by the Board of Directors of the Managing General Partner.

     During the 2001 and through July 10, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its report on the Partnership’s financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Arthur Andersen’s reports on the financial statements of the Partnership for 2000 and 2001 did not contain any adverse opinions or disclaimers of opinions, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

ITEM 9A. CONTROLS AND PROCEDURES

     The Partnership maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Managing General Partner’s Chief Executive Officer and President (Principal Financial and Accounting Officer) have evaluated these disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K and have determined that such disclosure controls and procedures are effective.

     There has been no change in the Partnership’s internal controls over financial reporting during the fourth quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or officers. The Managing General Partner of the Partnership is Northland Communications Corporation, a Washington corporation.

     Certain information regarding the officers and directors of Northland and relating to the Partnership is set forth below.

     JOHN S. WHETZELL (AGE 62.). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 29 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

     JOHN E. IVERSON (AGE 67). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 41 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

     RICHARD I. CLARK (AGE 46). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 25 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

     GARY S. JONES (AGE 46). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 58). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

     H. LEE JOHNSON (AGE 60). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 34 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

     R. GREGORY FERRER (AGE 48). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

     MATTHEW J. CRYAN (AGE 39). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

     RICK J. MCELWEE (AGE 42). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

Audit Committee and Financial Expert.

     The Northland board of directors consists of three individuals, whom also serve on the NTC board of directors. Together, the NTC and the Northland boards of directors serve as the oversight body for the Partnership. The Northland and NTC boards do not have an audit committee; instead, all members perform the function of an audit committee. The Northland and NTC boards of directors also do not have a “financial expert” as defined in applicable SEC rules, as it believes that the background and financial sophistication of its members are sufficient to fulfill the duties of such “financial expert”.

Code of Ethics

     The Partnership does not currently have a code of ethics. The Partnership has only 47 employees and the Northland executives, together with the NTC and Northland boards manage all oversight functions. With so few employees, none of which have executive oversight responsibilities, the Partnership does not believe that developing and adopting a code of ethics is necessary. Northland and NTC also do not have a code of ethics; but will consider whether adopting a code of ethics is appropriate during the current fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner and affiliates during 2003 as indicated in Note 5 to the Notes to Financial Statements — December 31, 2003 (see Items 15 (a) and 13 (a) below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2003 is as follows:

AMOUNT AND NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS
General Partner’s	Northland Communications	(See Note A)	(See Note A)
Interest	Corporation
101 Stewart Street
Suite 700
Seattle, Washington 98101

General Partner’s	FN Equities Joint Venture	(See Note B)	(See Note B)
Interest	2780 Skypark Dr.
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

Management Fees

     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $696,815, $678,414, and $634,936, for 2003, 2002, and 2001, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $857,809, $796,849, and $657,363, for 2003, 2002, and 2001, respectively.

     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations include $101,813, $107,689, and $140,027, net of payment made, under the terms of these agreements during 2003, 2002, and 2001, respectively.

     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2003, 2002, and 2001, the Partnership’s continuing operations include $103,464, $200,504, and $304,272, respectively, for these services. Of this amount, $8,256 and $125,792 were capitalized in 2003 and 2002, respectively, related to the build out and upgrade of cable systems.

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

     (b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

     (c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2003 and 2002 are set forth below.

	Year Ended December 31,
	2003	2002
Audit fees	$69,098	$40,195
Audit-related fees	1,989	1,989

Total	$71,087	$42,184

Audit fees for the fiscal years ended December 31, 2003 and 2002 were for professional services rendered for the audits of the Partnership’s financial statements for the respective years, quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q, and the reaudit of the Partnership’s 2001 financial statements during 2003.

Audit-Related Fees as of the fiscal years ended December 31, 2003 and 2002 were for assurance and related services associated with employee benefit plan audits.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Director’s of the Managing General Partner’s Parent pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	FINANCIAL STATEMENTS:

SEQUENTIALLY
NUMBERED
PAGE
Independent Auditors’ Reports	F-1
Balance Sheets — December 31, 2003 and 2002	F-2
Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-3
Statements of Changes in Partners’ Deficit for the years ended December 31, 2003, 2002 and 2001	F-4
Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-5
Notes to Financial Statements—December 31, 2003 and 2002	F-6

(b)	REPORTS ON FORM 8-K :

Form 8-K filed on January 26, 2004 updating the current status of Northland’s efforts to solicit interest from potential buyers

Form 8-K filed March 5, 2004 to make financial statements public information

(c)	EXHIBITS:

4.1	Forms of Amended and Restated Certificate of Agreement of Limited Partnership(1)

10.1	Brenham Franchise (2)

10.1	Amendment to Brenham Franchise (4)

10.3	Washington County Franchise (2)

10.4	Island County Franchise (Amended) (2)

10.5	Bay City Franchise (2)

10.6	Sweeney Franchise (2)

10.7	West Columbia Franchise (2)

10.8	Wharton Franchise (2)

10.9	Tenneco Development Corp. Franchise (3)

10.10	Sequim Franchise (1)

10.11	Clallam County Franchise (1)

10.12	Credit Agreement with National Westminster Bank USA (1)

10.13	First, Second and Third Amendments to Credit Agreement with National Westminster Bank USA (3)

10.14	Amended and Restated Management Agreement with Northland Communications Corporation (3)

10.15	Operating Management Agreement with Northland Cable Television, Inc. (3)

10.16	Assignment and Transfer Agreement with Northland Telecommunications Corporation dated May 24, 1989 (4)

10.17	Agreement of Purchase and Sale with Sagebrush Cable Limited Partnership (5)

10.18	Fourth, Fifth, Sixth and Seventh Amendments to Credit Agreement with National Westminster Bank USA (6)

10.19	Franchise Agreement with the City of Sequim, WA effective as of May 6, 1992 (7)

10.20	Franchise Agreement with Clallam County, WA effective as of May 29, 1992 (7)

10.21	Eighth Amendment to Credit Agreement with National Westminster Bank USA dated as of May 28, 1992 (7)

10.22	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership (Buyer) and Country Cable, Inc. (Seller) (8)

10.23	Amendment to Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Country Cable, Inc. dated September 14, 1993 (9)

10.24	Commercial Loan Agreement between Seattle-First National Bank and Northland Cable Properties Seven Limited Partnership dated September 24, 1993 (9)

10.25	Franchise Agreement with Island County, WA dated October 4, 1993 (10)

10.26	Franchise Agreement with Skagit County — Assignment and Assumption Agreement dated September 27, 1993 (10)

10.27	Franchise Agreement with Whatcom County — Assignment and Assumption Agreement dated September 27, 1993 (10)

10.28	Amendment to Commercial Loan Agreement dated March 15, 1994 (10)

10.29	Operating and Management Agreement with Northland Cable Television, Inc. dated November 1, 1994 (11)

10.30	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Southland Cablevision, Inc. (12)

10.31	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and TCI Cablevision of Georgia, Inc. (12)

10.32	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated February 29, 1996 (12)

10.33	Asset purchase agreement between Northland Cable Properties Seven Limited Partnership and Robin Media Group, Inc. (13)

10.34	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated December 1, 1997. (13)

10.35	First Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated January 26, 2001. (14)

10.36	Second Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated March 31, 2002.

10.37	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Wave Division Networks, LLC dated October 28, 2002.

10.38	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First national Bank) dated May 15, 2003

10.39	Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated November 3, 2003

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 30, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 30, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 30, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 30, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002.

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on August 6, 1987

(2)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the year ended December 31, 1988.

(4)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(5)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 1989.

(6)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1990.

(7)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1992.

(8)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1993

(9)	Incorporated by reference from the partnership’s Form 8-K dated September 27, 1993 Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(11)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(12)	Incorporated by reference from the partnership’s Form 8-K dated March 1, 1996.

(13)	Incorporated by reference from the partnership’s Form 8-K dated December 5, 1997.

(14)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED
PARTNERSHIP

By: NORTHLAND COMMUNICATIONS CORPORATION
(Managing General Partner)

Date: 3/30/04	By /s/ JOHN S. WHETZELL

John S. Whetzell, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE
/s/ JOHN S. WHETZELL	Chief executive officer of registrant; chief executive officer and	3-30-04
chairman of the board of directors of Northland Communications
John S. Whetzell	Corporation

/s/ RICHARD I. CLARK	Director of Northland Communications Corporation	3-30-04

Richard I. Clark

/s/ JOHN E. IVERSON	Secretary and Director of Northland Communications Corporation	3-30-04

John E. Iverson

/s/ GARY S. JONES	President of Northland Communications Corporation	3-30-04

Gary S. Jones

KPMG LLP
Suite 900
801 Second Avenue
Seattle, WA 98104

Independent Auditors’ Report

The Partners
Northland Cable Properties Seven Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in note 3(d) to the financial statements, the Partnership changed its method of accounting for goodwill and intangible assets beginning January 1, 2002.

Seattle, Washington
February 6, 2004, except as to note 13, which is as of March 10, 2004

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash	$758,694	677,536
Accounts receivable	450,978	727,991
Due from affiliates	67,242	34,376
Prepaid expenses	107,780	117,290
System sale receivable	1,120,494	—
Investment in cable television properties:
Property and equipment	26,588,140	41,728,964
Less accumulated depreciation	(15,210,270)	(23,931,717)

	11,377,870	17,797,247
Franchise agreements (net of accumulated amortization of $10,321,249 and $10,849,665 in 2003 and 2002, respectively)	9,607,185	10,568,237
Goodwill (net of accumulated amortization of $70,130 in 2002)	—	152,799

Total investment in cable television properties	20,985,055	28,518,283

Loan fees and other intangibles (net of accumulated amortization of $714,987 and $1,104,455 in 2003 and 2002, respectively)	720,436	517,422

Total assets	$24,210,679	30,592,898

Liabilities and Partners’ Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses	$1,198,834	2,499,502
Due to General Partner and affiliates	51,793	973,023
Deposits	18,210	18,300
Subscriber prepayments	358,129	675,535
Notes payable	21,500,000	40,054,185

Total liabilities	23,126,966	44,220,545

Commitments and contingencies
Partners’ capital (deficit):
General Partners:
Contributed capital	(25,367)	(25,367)
Accumulated deficit	(176,264)	(323,378)

	(201,631)	(348,745)

Limited Partners:
Contributed capital, net (49,656 units)	18,735,576	18,735,576
Accumulated deficit	(17,450,232)	(32,014,478)

	1,285,344	(13,278,902)

Total liabilities and partners’ capital (deficit)	$24,210,679	30,592,898

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Statements of Operations

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Revenue	$13,936,290	13,568,247	12,698,705

Expenses:
Operating (including $138,030, $111,655, and $108,822, net, paid to affiliates in 2003, 2002, and 2001, respectively), excluding depreciation and amortization expense recorded below	965,408	953,898	949,398
General and administrative (including $1,354,122, $1,264,974, and $1,196,157, net, paid to affiliates in 2003, 2002, and 2001, respectively)	3,639,787	3,413,322	3,193,958
Programming (including $55,867, $65,657, net paid to affiliates and $66,035, net, received from affiliates in 2003, 2002, and 2001, respectively)	4,630,174	4,417,073	3,701,142
Depreciation and amortization expense	2,150,636	2,229,021	4,042,573
Loss on disposal of assets	21,294	15,011	259,413

	11,407,299	11,028,325	12,146,484

Operating income	2,528,991	2,539,922	552,221
Other income (expense):
Interest expense and amortization of loan fees	(1,531,268)	(1,896,952)	(2,127,730)
Gain on extinguishment of debt	35,591	—	—
Interest income and other, net	(1,471)	(17,367)	(37,951)

Income (loss) from continuing operations	1,031,843	625,603	(1,613,460)
Discontinued operations (note 11)
Income (loss) from operations of Washington Systems, net (including gain on sale of systems of $14,027,857 in 2003)	13,679,517	(1,063,356)	(264,620)

Net income (loss)	14,711,360	(437,753)	(1,878,080)

Allocation of net income (loss):
General Partners	$147,114	(4,378)	(18,781)
Limited Partners	14,564,246	(433,375)	(1,859,299)
Net income (loss) per limited partnership unit	296	(9)	(38)
Net income (loss) from continuing operations per limited partnership unit	21	13	(33)
Net income (loss) from discontinued operations per limited partnership unit	275	(22)	(5)

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital (Deficit)

Years ended December 31, 2003, 2002, and 2001

	General	Limited
	Partners	Partners	Total
Balance, December 31, 2000	$(325,586)	(10,986,228)	(11,311,814)
Net loss	(18,781)	(1,859,299)	(1,878,080)

Balance, December 31 , 2001	(344,367)	(12,845,527)	(13,189,894)
Net loss	(4,378)	(433,375)	(437,753)

Balance, December 31, 2002	(348,745)	(13,278,902)	(13,627,647)
Net income	147,114	14,564,246	14,711,360

Balance, December 31, 2003	$(201,631)	1,285,344	1,083,713

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$14,711,360	(437,753)	(1,878,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,334,566	3,391,868	5,109,710
Loan fee amortization	743,198	1,219,055	128,590
Noncash interest expense	—	252,851	—
(Gain) loss on asset dispositions	(14,006,563)	15,011	259,413
Gain on extinguishment of debt	(35,589)	—	—
Unrealized (gain) loss on interest rate swap agreements	—	(277,449)	277,449
Other	12,878	—	—
Changes in certain assets and liabilities:
Accounts receivable	420,688	(135,219)	4,813
Prepaid expenses	3,009	(27,991)	34,987
Accounts payable and accrued expenses	(1,968,519)	879,491	(427,226)
Due to/from General Partner and affiliates	(953,228)	670,747	151,730
Deposits	(90)	(53,430)	28,150
Subscriber prepayments	(174,090)	80,178	(37,797)

Net cash provided by operating activities	1,087,620	5,577,359	3,651,739

Cash flows from investing activities:
Purchase of property and equipment	(992,861)	(2,443,809)	(5,139,491)
Proceeds from sale of systems	19,281,427	(8,200)	—
Proceeds from sale of assets	2,500	14,348	4,900

Net cash provided by (used in) investing activities	18,291,066	(2,437,661)	(5,134,591)

Cash flows from financing activities:
Proceeds from notes payable	21,500,000	—	4,500,000
Principal payments on notes payable	(40,054,185)	(1,182,362)	(3,279,776)
Loan fees and other	(743,343)	(1,404,860)	(105,170)

Net cash (used in) provided by financing activities	(19,297,528)	(2,587,222)	1,115,054

Increase (decrease) in cash	81,158	552,476	(367,798)
Cash, beginning of year	677,536	125,060	492,858

Cash, end of year	$758,694	677,536	125,060

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,532,108	2,233,830	3,247,730

     See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

(1) Organization and Partners’ Interests

(a)	Formation and Business

Northland Cable Properties Seven Limited Partnership (the Partnership), a Washington limited partnership, was formed on April 17, 1987. The Partnership was formed to acquire, develop, and operate cable television systems. The Partnership began operations on September 1, 1987, by acquiring a cable television system in Brenham, Texas. Additional acquisitions include systems serving seven cities and three unincorporated counties in southeast Texas; a system serving four cities in or around Vidalia, Georgia; a system serving two cities in or around Sandersville, Georgia; and two systems serving several communities in and around Toccoa and Royston, Georgia. The Partnership has 19 nonexclusive franchises to operate the cable systems for periods, which will expire at various dates through 2024.

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around Sequim and Camano Island, Washington (the “Washington Systems”). The accompanying financial statements present the results of operations and the sale of the Sequim and Camano Island systems as discontinued operations.

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

The Partnership is subject to certain risks as a cable television operator. These include competition from alternative technologies (e.g., satellite), requirements to renew its franchise agreements, availability of capital, and compliance with note payable covenants.

(b)	Contributed Capital, Commissions, and Offering Costs

The capitalization of the Partnership is set forth in the accompanying statements of changes in partners’ capital (deficit). No Limited Partner is obligated to make any additional contribution.

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

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

(2) Basis of Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation. This includes reclassification of unrealized gains and losses on interest rate swap agreements, which were previously classified in a separate financial statement caption within other income (expense), to the interest expense and amortization of loan fees financial statement caption.

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

(3) Summary of Significant Accounting Policies

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

At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains or losses are included in the statements of operations.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20 years
Distribution plant	10 years
Other equipment and leasehold improvements	5-20 years

The Partnership recorded depreciation expense within continuing operations of $2,150,636, $2,175,253 and $1,932,732, in 2003, 2002, and 2001, respectively, and depreciation expense within discontinued operations of $183,930, $1,162,847 and $1,004,180 in 2003, 2002 and 2001, respectively.

The Partnership periodically evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives. The Partnership also reviews the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2003, there has been no indication of such impairment.

(d)	Intangible Assets

Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment during the fourth quarter of 2003 and determined that the fair value of the assets exceeded their carrying value. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

As required by SFAS No. 142, the statement has not been retroactively applied to the results for the periods prior to adoption. A reconciliation of net loss from continuing operations for the year ended December 31, 2001, as if amortization of goodwill and franchise agreements had not been recorded is presented below:

	Continuing	Discontinued
	operations	operations	Total
Net income (loss):
Reported net loss	$(1,613,460)	(264,620)	(1,878,080)
Add back:
Amortization of goodwill and franchise agreements	1,970,595	62,948	2,033,543

Adjusted net income	$357,135	(201,672)	155,463

Net income (loss) per limited partnership unit:
Reported net loss per limited partnership unit	$(33)	(5)	(38)
Add back:
Amortization of goodwill and franchise agreements	40	1	41

Adjusted net income (loss) per limited partnership unit	$7	(4)	3

(e)	Loan Fees and Other Intangibles

Loan fees and other intangibles are being amortized using the straight-line method over periods of five to six years (current weighted average remaining useful life of 5.25 years). The Partnership recorded amortization expense attributable to continuing operations of $636,529, $713,015, and $2,180,851 in 2003, 2002, and 2001, respectively. Amortization expense attributable to discontinued operations was $144,287, $559,808 and $57,580 in 2003,2002 and 2001, respectively. Amortization of loan fees and other intangibles for each of the next five years and thereafter is expected to be as follows:

2004	$139,439
2005	139,439
2006	139,439
2007	139,439
2008	139,439
Thereafter	23,241

$720,436

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

(f)	Self Insurance

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. During 2001, the Partnership was charged $5,651 by the fund. Management suspended contributions during 2001 and throughout 2002 based on its assessment that the current balance would be sufficient to meet potential claims. In 2003, the Partnership was required to make contributions and was charged $3,025 by the fund. As of December 31, 2003, the fund (related to all Northland entities) had a balance of $560,350.

(g)	Revenue Recognition

Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in continuing operations were $1,009,019, $910,320, and $717,752 in 2003, 2002, and 2001, respectively, and local spot advertising revenues in discontinued operations were $111,874, $577,198 and $490,486 in 2003, 2002 and 2001, respectively.

(h)	Derivatives

The Partnership had only limited involvement with derivative instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Partnership periodically enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Partnership pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount.

The Partnership can be exposed to credit related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual interest rate versus the notional interest rate of the contract.

Effective January 1, 2001 the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of SFAS No. 133 had no material effect on the partnership’s financial statements.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

Accordingly, the Partnership records all derivative instruments on the balance sheet at fair value. Depending on the nature of the hedge, the changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets or liabilities through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings.

The Partnership elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during 2002, and the Partnership elected not to enter into any new agreements.

Included in interest expense and amortization of loan fees are an unrealized gain of $277,449 and an unrealized loss of $277,449 in 2002 and 2001, respectively, related to interest rate swap agreements.

(i)	Advertising Costs

The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to continuing operations were $532,364, $465,078, and $435,843 in 2003, 2002, and 2001, respectively, and advertising costs attributable to discontinued operations were $70,509, $363,155 and $296,344 in 2003, 2002 and 2001, respectively.

(j)	Segment Information

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

(k)	Concentration of Credit Risk

The Partnership is subject to concentrations of credit risk from cash investments on deposit at various financial institutions that at times exceed insured limits by the Federal Deposit Insurance Corporation. This exposes the Partnership to potential risk of loss in the event the institution becomes insolvent.

(I)	Fair Value of Financial Instruments

Financial instruments consist of cash, interest rate swap agreements and notes payable. The fair value of cash approximates its carrying value. The fair value of interest rate swap agreements is the estimated amount that a bank would receive or pay to terminate the swap agreement at (he reporting date and is equal to their carrying value. The fair value of the notes payable approximates their carrying value because of their variable interest rate nature (note 8).

(m)	Recently Adopted Accounting Pronouncements

In December 2003, the FASB revised FASB interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R requires that calendar year public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

in the reporting period ended December 31, 2003. The interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ending March 31, 2004. The adoption of FIN 46R did not have an impact on the Partnership’s December 31, 2003 financial statements. Further, management does not anticipate that the adoption in 2004 as it relates to non-special purpose entities will have an impact on the Partnership’s financial statements.

In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Partnership also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership was required to adopt SFAS No. 143 on January 1, 2003. Under the scope of this pronouncement, the Partnership has asset retirement obligations associated with the removal of equipment from poles and headend sites that are leased from third parties. The adoption of SFAS No. 143 did not have a material effect on the Partnership’s financial statements.

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, were applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 had no effect on the Partnership’s financial statements.

In November 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34, was issued. This interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 31, 2002. Application of this Interpretation had no effect on the Partnership’s financial statements.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

(4) Income Allocation

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

The Limited Partners’ total initial contributions to capital were $24,893,000 ($500 per partnership unit). As of December 31, 2003, $3,108,554 ($62.50 per partnership unit) had been distributed to the Limited Partners, and the Partnership has repurchased $65,000 of limited partnership units (130 units at $500 per unit).

(5) Transactions with General Partner and Affiliates

(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $696,815, $678,414, and $634,936, for 2003, 2002, and 2001, respectively. Management fees charged to discontinued operations by the General Partner were $56,495, $289,107 and $294,751 in 2003, 2002 and 2001, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

operations for these services were $857,809, $796,849, and $657,363, for 2003, 2002, and 2001, respectively. Amounts charged to discontinued operations for these services were $65,802, $293,126 and $315,678 in 2003, 2002 and 2001, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations include $101,813, $107,689, and $140,027, net of payment made, under the terms of these agreements during 2003, 2002, and 2001, respectively. The Partnership’s discontinued operations include $10,936, $38,056 and $42,043 of costs, under the terms of these agreements during 2003, 2002 and 2001, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2003, 2002, and 2001, the Partnership’s continuing operations include $103,464, $200,504, and $304,272, respectively, for these services. Of this amount, $8,256 and $125,792 were capitalized in 2003 and 2002, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $31,371, $158,427, and $127,132 in 2003, 2002 and 2001, respectively, for these services. None of these amounts were capitalized.

(c)	Due from Affiliates

The receivable from the affiliates consists of the following:

	December 31
	2003	2002
Reimbursable operating costs, net	$28,670	30,104
Other amounts due from affiliates, net	38,572	4,272

	$67,242	34,376

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2003	2002
Management fees	$(27,100)	405,247
Reimbursable operating costs, net	68,403	518,750
Other amounts due to General Partner and affiliates, net	10,490	49,026

	$51,793	973,023

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

(6) Property and Equipment

     Property and equipment consists of the following:

	December 31
	2003	2002
Land and buildings	$885,708	968,357
Distribution plant	23,444,488	37,863,988
Other equipment	2,107,671	2,844,071
Leasehold improvements	26,178	31,593
Construction in progress	124,095	20,955

	$26,588,140	41,728,964

(7) Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consists of the following:

	December 31
	2003	2002
Accounts payable	$138,505	93,194
Program license fees	368,285	1,142,669
Interest	186,244	338,865
Franchise fees	205,942	333,318
Pole rental	109,656	223,645
Payroll	65,384	106,043
Taxes	88,788	184,071
Copyright fees	30,486	44,760
Other	5,544	32,937

	$1,198,834	2,499,502

(8) Note Payable

On November 6, 2003, the Partnership refinanced its existing credit facility with a new lender, referred to herein as the Refinanced Credit Facility. In connection with terminating the former credit facility, the Partnership wrote off remaining loan fee assets and accrued interest liabilities, which resulted in a gain on extinguishment of debt of $35,591. The Refinanced Credit Facility establishes a term loan in the amount of $21,500,000, the proceeds from which were used to repay the Partnership’s existing credit facilities, to provide working capital and for other general purposes. The Refinanced Credit Facility matures on March 31, 2009 and requires the Partnership to make quarterly principal payments beginning March 31, 2004.

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

December 31, 2003 and 2002

In addition, in the event the Partnership prepays the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership would be required to pay a Prepayment Fee to the lender, as defined by the terms of the Refinanced Credit Facility.

Details of the Partnership’s note payable are as follows:

	2003	2002
Term loan, collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary; 5.67% at December 31, 2003. Graduated principal payments plus interest are due quarterly beginning March 31, 2004 until maturity on March 31, 2009.	$21,500,000	39,800,000
Term loan, secured by parcel of land purchased with proceeds. This loan was paid off in full upon completion of the refinance transaction described above.	—	158,106
Term loan, secured by parcel of land purchased with proceeds. This loan was paid off in full upon completion of the refinance transaction described above.	—	96,079

	$21,500,000	40,054,185

Annual maturities of the note payable after December 31, 2003, are as follows:

2004	$3,225,000
2005	3,440,000
2006	3,655,000
2007	4,515,000
2008	5,375,000
2009	1,290,000

$21,500,000

The Refinanced Credit Facility contains a number of covenants, which among other things, require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00 initially, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00 initially, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00 initially, increasing over time to 1.10 to 1.00; and (D) Maximum Capital Expenditures of not more than $850,000 in the fourth quarter of 2003, and $2,500,000 in each subsequent fiscal year. As of December 31, 2003, the Partnership was in compliance with the covenants required by the Refinanced Credit Facility.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

(9) Income Taxes

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

There was no taxable income to the Limited Partners in any of the three years in the period ended December 31, 2003. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the Limited Partners is different from that reported in the statement of operations principally due to the differences in depreciation and amortization expense allowed for tax purposes and that amount recognized under accounting principles generally accepted in the United States of America. Traditionally, there were no other significant differences between taxable income and the net loss reported in the statements of operations.

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

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

(10) Commitments and Contingencies

(a)	Lease Arrangements

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense attributable to continuing operations, related to these leases was $39,983, $38,365, and $38,374, in 2003, 2002, and 2001, respectively. Rental expense attributable to discontinued operations, related to these leases was $7,065, $36,106, and $36,485, in 2003, 2002, and 2001, respectively. Minimum lease payments through the end of the lease terms are as follows:

2004	$49,104
2005	35,904
2006	13,038
2007	708

$98,754

The Partnership also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals attributable to continuing operations for the years ended December 31, 2003, 2002 and 2001 was $172,742, $192,720 and $195,686. Rent expense incurred for pole rentals attributable to discontinued operations for the years ended December 31, 2003, 2002 and 2001 was $29,440, $137,536 and $141,242.

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

December 31, 2003 and 2002

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

December 31, 2003 and 2002

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

(11) System Sale

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its Washington Systems. The Washington Systems were sold at a price of approximately $20,340,000 of which the Partnership received approximately $19,280,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $1,060,000 will be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. As of December 31, 2003, $1,120,494 related to this holdback and other amounts due were reflected as system sale receivable in the accompanying balance sheet. Historically, the Partnership has entered into similarly structured transactions, and has collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s credit agreement.

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

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

As of December 31, 2002, the transaction was subject to certain closing conditions, including the prospective buyer obtaining and providing evidence of financing sufficient to complete the transaction. As the sale of the assets was not probable, the assets associated with the transaction were considered to be held for use, as defined in SFAS No. 144, at December 31, 2002. In January 2003, the prospective buyer provided the Partnership with the evidence of financing and the transaction closed in March 2003 as discussed above.

The assets and liabilities attributable to the Washington Systems as of December 31, 2002 consist of the following:

Cash	$157,838
Accounts receivable	242,211
Prepaid expense	15,819
Property and equipment (net of accumulated depreciation of $10,816,079)	5,215,097
Franchise agreements (net of accumulated amortization of $528,415)	961,053
Goodwill (net of accumulated amortization of $70,130)	152,799

Total assets	$6,744,817

Accounts payable and accrued expenses	640,073
Deposits	2,025
Subscriber prepayments	356,192

Total liabilities	$998,290

(Continued)

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2003 and 2002

In addition, the revenue, expenses and other items attributable to the operations of the Washington Systems for the period from January 1, 2003 to March 11, 2003 (the date of the sale of the Washington Systems), and for the years ended December 31, 2002 and 2001 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	2003	2002	2001
Service revenues	$1,129,917	5,782,162	5,895,024
Expenses:
Operating (including $16,803, $86,892 and $110,624 paid to affiliates in 2003, 2002 and 2001, respectively)	130,421	569,914	610,078
General and administrative (including $121,130, $568,486 and $536,589 paid to affiliates in 2003, 2002 and 2001, respectively)	283,905	1,426,704	1,409,543
Programming (including $26,671, $123,338 and $132,392 paid to affiliates in 2003, 2002 and 2001, respectively)	388,584	1,839,631	1,572,563
Depreciation and amortization	183,930	1,162,847	1,067,137

Income from operations	143,077	783,066	1,235,703
Other income (expense):
Interest expense and amortization of loan fees	(491,417)	(1,846,422)	(1,500,323)
Gain on sale of systems	14,027,857	—	—

Income (loss) from operations of Washington Systems, net	$13,679,517	(1,063,356)	(264,620)

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

(12) Solicitation of Interest From Potential Buyers

The General Partner has been working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. In September 2003, the broker contacted numerous potential purchasers and solicited their respective expressions of interest. In response to that solicitation, several qualified purchasers have expressed various degrees of interest in purchasing one or more of the cable systems owned by the Partnership. The General Partner is working to further clarify the level of interest of each interested party, with a goal of determining which of those parties is sufficiently committed to a possible purchase of the systems. The General Partner will offer such parties a due diligence review period, which will take place through April of 2004, and anticipates that formal bids will be solicited and received once this process is complete in May of 2004. Any bids received will then be evaluated.

(13) Subsequent Event

In March of 2004, the Partnership received notice from the buyer of the Washington systems of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated at this time and intends to vigorously contest such claims. However, approximately $415,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The remaining escrow proceeds in excess of the claims were released to the partnership in March of 2004.