Form 10-Q
period 2004-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2004-05-17
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Yes ☐ No ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2004	2003
ASSETS
Cash	$927,237	$758,694
Accounts receivable	314,500	450,978
Due from affiliates	170,292	67,242
Prepaid expenses	246,417	107,780
System sale receivable	411,600	1,120,494
Property and equipment, net of accumulated depreciation of $15,745,011 and $15,210,270, respectively	11,207,030	11,377,870
Franchise agreements, net of accumulated amortization of $10,321,249	9,607,185	9,607,185
Loan fees and other intangibles, net of accumulated amortization of $749,897 and $714,987, respectively	686,714	720,436

Total assets	$23,570,975	$24,210,679

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable and accrued expenses	$1,075,122	$1,198,834
Due to Managing General Partner and affiliates	11,912	51,793
Deposits	20,215	18,210
Subscriber prepayments	430,044	358,129
Notes payable	20,693,750	21,500,000

Total liabilities	22,231,043	23,126,966

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(173,702)	(176,264)

	(199,069)	(201,631)

Limited Partners:
Contributed capital, net	18,735,576	18,735,576
Accumulated deficit	(17,196,575)	(17,450,232)

	1,539,001	1,285,344

Total partners’ capital (deficit)	1,339,932	1,083,713

Total liabilities and partners’ capital (deficit)	$23,570,975	$24,210,679

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2004	2003
Service revenues	$3,503,853	$3,453,863
Expenses:
Cable system operations (including $25,591 and $37,213 to affiliates in 2004 and 2003, respectively), excluding depreciation and amortization shown below	289,387	260,830
General and administrative (including $329,302 and $364,480 to affiliates in 2004 and 2003, respectively)	875,398	791,798
Programming (including $2,061 and $10,490 to affiliates in 2004 and 2003, respectively)	1,194,758	1,200,211
Depreciation and amortization	545,186	535,724
Loss on disposal of assets	5,047	14,295

	2,909,776	2,802,858

Income from operations	594,077	651,005
Other income (expense):
Interest expense and amortization of loan fees	(341,656)	(434,395)
Interest income and other, net	3,798	775

	(337,858)	(433,620)

Income from continuing operations	$256,219	$217,385
Discontinued operations (note 3)
Income from operations of Washington systems, net (including gain on sale of systems of $14,113,294 in 2003)	—	13,764,954

Net income	256,219	13,982,339

Allocation of net income:
General Partners	$2,562	$139,823

Limited Partners	$253,657	$13,842,516

Income from continuing operations per limited partnership unit (49,656 units):	$5	$4

Income from discontinued operations per limited partnership unit (49,656 units):	$—	$277

Net income per limited partnership unit:
(49,656 units)	$5	$281

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$256,219	$13,982,339
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	545,186	719,654
Loan fee amortization	34,910	271,832
Loss (gain) on sale of assets	5,047	(14,098,999)
Other	3,501	—
(Increase) decrease in operating assets:
Accounts receivable	136,478	(93,425)
Due from affiliates	(103,050)	26,625
Prepaid expenses	(138,637)	(54,097)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(123,712)	(828,924)
Due to Managing General Partner and affiliates	(39,881)	188,247
Deposits	2,005	2,925
Subscriber prepayments	71,915	22,448

Net cash provided by operating activities	649,981	138,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(383,894)	(232,545)
Proceeds from sale of systems	708,894	19,281,427
Proceeds from sale of assets	1,000	—

Net cash provided by investing activities	326,000	19,048,882

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(806,250)	(19,221,761)
Loan fees	(1,188)	—

Net cash used in financing activities	(807,438)	(19,221,761)

INCREASE (DECREASE) IN CASH	168,543	(34,254)
CASH, beginning of period	758,694	677,536

CASH, end of period	$927,237	$643,282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$353,647	$767,131

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2004, its statements of operations for the three months ended March 31, 2004 and 2003, and its statements of cash flows for the three months ended March 31, 2004 and 2003. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around Sequim and Camano Island, Washington (the Washington Systems), which served approximately 10,300 subscribers. This filing and the accompanying financial statements present the results of operations and the sale of the Washington Systems as discontinued operations.

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

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2004 (9 months)	$106,000
2005	140,000
2006	140,000
2007	139,000
2008	139,000
Thereafter	23,000

$687,000

System Sales

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around the communities of Sequim and Camano Island, Washington (the “Washington Systems”). The Washington Systems were sold at a price of approximately $20,340,000 of which the Partnership received approximately $19,280,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s credit agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $1,060,000 was to be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Partnership received notice from the buyer of the Washington Systems of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $412,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The Partnership has filed a lawsuit against the buyer of the Washington Systems for recovery of the remaining escrow proceeds and unspecified damages. The escrow proceeds in excess of the claims were released to the Partnership in March of 2004.

The revenue, expenses and other items attributable to the operations of the Washington Systems for the period from January 1, 2003 to March 11, 2003 (the date of the sale of the Washington Systems) have been reported as discontinued operations in the accompanying statements of operations, and include the following:

For the three months ended
March 31, 2003
Service revenues	$1,129,917
Expenses (income):
Operating (including $13,642, net paid to affiliates)	143,762
General and administrative (including $144,476, net paid to affiliates)	270,781
Programming (including $32,896, net paid to affiliates)	388,367
Depreciation and amortization	183,930
Gain on disposal of assets	(14,113,294)

Total operating expenses (income), net	(13,126,454)

Income from operations	14,256,371
Other expense:
Interest expense and amortization of loan fees	(491,417)

Income from operations of Washington Systems	13,764,954

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

(3)	Notes Payable

On November 6, 2003, the Partnership refinanced its existing credit facility (the “Refinanced Credit Facility”). The Refinanced Credit Facility establishes a term loan in the amount of $21,500,000, the proceeds from which were used to repay the Partnership’s existing credit facilities, to provide working capital and for other general purposes. The Refinanced Credit Facility matures on March 31, 2009 and requires the Partnership to make quarterly principal payments beginning March 31, 2004. Remaining annual maturities of the Refinanced Credit Facility are as follows:

Principal
Payments
2004 (9 months)	$2,418,750
2005	3,440,000
2006	3,655,000
2007	4,515,000
2008	5,375,000
2009	1,290,000

Total	$20,693,750

The interest rate per annum applicable to the Refinanced Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the U.S. dollar prime commercial lending rate announced by the lender (“Base Rate”), plus a borrowing margin; or (ii) the London interbank offered rate (“LIBOR”), plus a borrowing margin. The applicable borrowing margins vary, based on the Partnership’s leverage ratio, from 2.75% to 3.50% for Base Rate loans and from 3.75% to 4.50% for LIBOR loans.

The Refinanced Credit Facility contains a number of covenants, which among other things, require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00 initially, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00 initially, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00 initially, increasing over time to 1.10 to 1.00; and (D) Maximum Capital Expenditures of not more than $2,500,000 in each fiscal year. As of March 31, 2004, the Partnership was in compliance with the covenants required by the Refinanced Credit Facility.

In addition, in the event the Partnership prepays the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership would be required to pay a Prepayment Fee to the lender, as defined by the terms of the Refinanced Credit Facility.

As of the date of this filing, the Refinanced Credit Facility had an outstanding balance of $20,693,750, and applicable interest rates are as follows; $16,500,000 at a LIBOR based interest rate of 5.63% and $4,193,750 at a LIBOR based interest rate of 5.61%. These interest rates expire during the second quarter of 2004, at which time, new rates will be established. These rates also include a margin to be paid to the Partnership’s lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Results of Continuing Operations — Three Months Ended March 31, 2004 and 2003

Revenues from continuing operations totaled $3,503,853 for the three months ended March 31, 2004, representing a slight increase over the same period in 2003. Of these revenues, $2,442,274 (70%) was derived from basic services, $247,223 (7%) from premium services, $394,260 (11%) from expanded basic services, $43,166 (1%) from digital services, $197,974 (6%) from advertising, $11,083 (1%) from high-speed Internet services, $61,041 (2%) from late fees, and $106,832 (2%) from other sources. This slight increase in revenues is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2004, and increased revenue from the Partnership’s high-speed Internet product offering, offset by decreased premium and advertising revenue.

Cable system operating expenses attributable to continuing operations totaled $289,387 for the three months ended March 31, 2004, an increase of $28,557 or approximately 10.9% over the same period in 2003. Such increase is primarily attributable to increased operating salaries and employee benefit costs and increased pole and site rental costs.

General and administrative expenses attributable to continuing operations totaled $875,398 for the three months ended March 31, 2004, an increase of $83,600 or approximately 10.6% over the same period in 2003. This increase is primarily attributable to increases in salary and employee benefit costs, increased franchise fees related to certain of the Partnership’s systems and increased administrative overhead costs.

Programming expenses attributable to continuing operations totaled $1,194,758 for the three months ended March 31, 2004, representing a slight decrease over the same period in 2003. Such decrease is primarily attributable to a decrease in premium programming costs, which is a result of decreased subscribers receiving this level of service, and decreased advertising costs, offset by an increase in the costs associated with the Partnership’s high-speed Internet product.

Depreciation and amortization expense attributable to continuing operations for the three months ended March 31, 2004 increased slightly over the same period in 2003. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees allocated to continuing operations decreased approximately $92,739, or 21.3% from $434,395 to $341,656 for the three months ended March 31, 2004. This decrease is attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2004 as compared to 2003.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, debt service, planned capital expenditures and working capital needs over the next twelve-month period.

Net cash provided by operating activities totaled $649,981 for the three months ended March 31, 2004. Adjustments to the $256,219 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation and amortization of $545,186 and loan fee amortization of $34,910, offset by increases in operating assets of $105,209 and decreases in operating liabilities of $89,673.

Net cash provided by investing activities consisted primarily of proceeds from the sale of the Washington Systems of $708,894, offset by $383,894 in capital expenditures for the three months ended March 31 2004.

Net cash used in financing activities for the three months ended March 31, 2004, consisted of $806,250 in scheduled principal payments on long-term debt, and additional loan fee payments of $1,188 related to the refinance transaction, which occurred during the fourth quarter of 2003.

Notes Payable

On November 6, 2003, the Partnership refinanced its existing credit facility (the “Refinanced Credit Facility”). The Refinanced Credit Facility establishes a term loan in the amount of $21,500,000, the proceeds from which were used to repay the Partnership’s existing credit facilities, to provide working capital and for other general purposes. The Refinanced Credit Facility matures on March 31, 2009 and requires the Partnership to make quarterly principal payments beginning March 31, 2004. Remaining annual maturities of the Refinanced Credit Facility are as follows:

Principal
Payments
2004 (9 months)	$2,418,750
2005	3,440,000
2006	3,655,000
2007	4,515,000
2008	5,375,000
2009	1,290,000

Total	$20,693,750

The interest rate per annum applicable to the Refinanced Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the U.S. dollar prime commercial lending rate announced by the lender (“Base Rate”), plus a borrowing margin; or (ii) the London interbank offered rate (“LIBOR”), plus a borrowing margin. The applicable borrowing margins vary, based on the Partnership’s leverage ratio, from 2.75% to 3.50% for Base Rate loans and from 3.75% to 4.50% for LIBOR loans.

The Refinanced Credit Facility contains a number of covenants, which among other things, require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00 initially, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00 initially, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00 initially, increasing over time to 1.10 to 1.00; and (D) Maximum Capital Expenditures of not more than $850,000 in the fourth quarter of 2003, and $2,500,000 in each subsequent fiscal year. As of March 31, 2004, the Partnership was in compliance with the covenants required by the Refinanced Credit Facility.

In addition, in the event the Partnership prepays the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership would be required to pay a Prepayment Fee to the lender, as defined by the terms of the Refinanced Credit Facility.

As of the date of this filing, the Refinanced Credit Facility had an outstanding balance of $20,693,750, and applicable interest rates are as follows; $16,500,000 at a LIBOR based interest rate of 5.63% and $4,193,750 at a LIBOR based interest rate of 5.61%. These interest rates expire during the second quarter of 2004, at which time, new rates will be established. These rates also include a margin to be paid to the Partnership’s lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

System Sale

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around the communities of Sequim and Camano Island, Washington (the “Washington Systems”). The Washington Systems were sold at a price of approximately $20,340,000 of which the Partnership received approximately $19,280,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s credit agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $1,060,000 was to be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Partnership received notice from the buyer of the Washington Systems of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $412,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The Partnership has filed a lawsuit against the buyer of the Washington Systems for recovery of the remaining escrow proceeds and unspecified damages. The escrow proceeds in excess of the claims were released to the Partnership in March of 2004.

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

The revenue, expenses and other items attributable to the operations of the Washington Systems for the period from January 1, 2003 to March 11, 2003 (the date of the sale of the Washington Systems) have been reported as discontinued operations in the accompanying statements of operations, and include the following:

For the three months ended
March 31, 2003
Service revenues	$1,129,917
Expenses (income):
Operating (including $13,642, net paid to affiliates)	143,762
General and administrative (including $144,476, net paid to affiliates)	270,781
Programming (including $32,896, net paid to affiliates)	388,367
Depreciation and amortization	183,930
Gain on disposal of assets	(14,113,294)

Total operating expenses (income), net	(13,126,454)

Income from operations	14,256,371
Other expense:
Interest expense and amortization of loan fees	(491,417)

Income from operations of Washington Systems	13,764,954

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities related to the Refinanced Credit Facility and (ii) required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2004, and the anticipated effect of these obligations on the Partnership’s liquidity for the remainder of 2004 and in future years:

		Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Notes payable	$20,693,750	$3,278,750	$12,953,750	$4,461,250	$—
Minimum operating lease payments	83,280	33,630	49,650	—	—

Total	$20,777,030	$3,312,380	$13,003,400	$4,461,250	$—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2004.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

Capital Expenditures

During the first three months of 2004, the Partnership incurred approximately $384,000 in capital expenditures. These expenditures included the initial phases of two-way plant upgrades in Bay City and Brenham, Texas, which will allow high-speed Internet services to be launched in these systems. In addition, maintenance of existing plant equipment for all systems, including cable line drops, is an ongoing expenditure.

The Company plans to invest approximately $1.3 million in capital expenditures during the remainder of 2004. Planned expenditures include the continuation of distribution plant upgrades in both Toccoa and Royston, Georgia, potential line extension opportunities and deployment of high-speed Internet services in Bay City and Brenham, Texas and Toccoa and Royston, Georgia.

Solicitation of Interest From Potential Purchasers

The Managing General Partner has been working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. In September 2003, the broker contacted numerous potential purchasers and solicited their respective expressions of interest. In response to that solicitation, several qualified purchasers have expressed various degrees of interest in purchasing one or more of the cable systems owned by the Partnership. The General Partner is working to further clarify the level of interest of each interested party, with a goal of determining which of those parties is sufficiently committed to a possible purchase of the systems. The General Partner has offered such parties a due diligence review period, which concluded in April of 2004, and anticipates that formal bids will be solicited and received once this process is complete in May of 2004. Any bids received will then be evaluated.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $207,000.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995: Statements contained or incorporated by reference in this document that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as “believe”, “intends”, “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms, variations of those terms or the negative of those terms.

ITEM 4. Controls and procedures

The Partnership maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and President (Principal Financial and Accounting Officer) of the Managing General Partner have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

There has been no change in the Partnership’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

The Partnership has filed a lawsuit against the buyer of the Washington Systems for recovery of the remaining escrow proceeds and unspecified damages.

ITEM 2 Changes in securities

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibit Index

31	(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 17, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

31	(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 17, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

32	(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 17, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

32	(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 17, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

Form 8-K filed on January 26, 2004 updating the current status of the Managing General Partners efforts to solicit interest from potential buyers.

Form 8-K filed March 5, 2004 to make financial statements public information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	5-17-04

/s/ GARY S. JONES Gary S. Jones	President	5-17-04