Form 10-Q
period 2004-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2004-08-16
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

or

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

Yes ☐      No ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2004	2003
ASSETS
Cash	$770,640	$758,694
Accounts receivable	373,531	450,978
Due from affiliates	117,525	67,242
Prepaid expenses	184,443	107,780
System sale receivable	411,600	1,120,494
Property and equipment, net of accumulated depreciation of $16,239,045 and $15,210,270, respectively	11,029,259	11,377,870
Franchise agreements, net of accumulated amortization of $10,321,249	9,607,185	9,607,185
Loan fees and other intangibles, net of accumulated amortization of $785,047 and $714,987, respectively	654,028	720,436

Total assets	$23,148,211	$24,210,679

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$1,155,123	$1,198,834
Due to Managing General Partner and affiliates	63,996	51,793
Deposits	20,157	18,210
Subscriber prepayments	381,394	358,129
Notes payable	19,887,500	21,500,000

Total liabilities	21,508,170	23,126,966

Partners’ capital:
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(170,701)	(176,264)

	(196,068)	(201,631)

Limited Partners:
Contributed capital, net	18,735,576	18,735,576
Accumulated deficit	(16,899,467)	(17,450,232)

	1,836,109	1,285,344

Total partners’ capital	1,640,041	1,083,713

Total liabilities and partners’ capital	$23,148,211	$24,210,679

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2004	2003
Service revenues	$3,528,680	$3,547,096
Expenses:
Cable system operations (including $24,204 and $35,404 to affiliates in 2004 and 2003, respectively), excluding depreciation and amortization shown below	279,702	279,647
General and administrative (including $337,112 and $362,403 to affiliates in 2004 and 2003, respectively)	884,064	868,484
Programming (including $0 and $9,556 to affiliates in 2004 and 2003, respectively)	1,179,389	1,204,198
Depreciation and amortization	549,687	536,324
Loss on disposal of assets	4,757	2,437

	2,897,599	2,891,090

Income from operations	631,080	656,006
Other income (expense):
Interest expense and amortization of loan fees	(330,698)	(400,360)
Interest income and other, net	(274)	446

	(330,972)	(399,914)

Net income	300,109	256,092

Allocation of net income:
General Partners	$3,001	$2,561

Limited Partners	$297,108	$253,531

Net income per limited partnership unit:
(49,656 units)	$6	$5

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2004	2003
Service revenues	$7,032,533	$7,000,958
Expenses:
Cable system operations (including $49,796 and $72,616 to affiliates in 2004 and 2003, respectively), excluding depreciation and amortization shown below	569,089	540,477
General and administrative (including $666,415 and $726,884 to affiliates in 2004 and 2003, respectively)	1,759,462	1,660,282
Programming (including $1,988 and $18,923 to affiliates in 2004 and 2003, respectively)	2,374,147	2,404,409
Depreciation and amortization	1,094,873	1,072,048
Loss on disposal of assets	9,804	16,732

	5,807,375	5,693,948

Income from operations	1,225,158	1,307,010
Other income (expense):
Interest expense and loan fees	(672,354)	(834,755)
Interest income and other, net	3,524	1,223

	(668,830)	(833,532)

Income from continuing operations	$556,328	$473,478
Discontinued operations (Note 3)
Income from operations of Washington systems, net (including gain on sale of systems of $14,113,294 in 2003)	—	13,764,954

Net income	$556,328	$14,238,432

Allocation of net income:
General Partners	$5,563	$142,384

Limited Partners	$550,765	$14,096,048

Income from continuing operations per limited partnership unit (49,656 units):	$11	$10

Income from discontinued operations per limited partnership unit (49,656 units):	$—	$277

Net income per limited partnership unit:
(49,656 units)	$11	$287

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$556,328	$14,238,432
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,094,873	1,255,978
Loan fee amortization	70,060	401,705
Loss (gain) on sale of assets	9,803	(14,096,562)
Other	13,237	—
(Increase) decrease in operating assets:
Accounts receivable	77,447	(72,753)
Due from affiliates	(50,283)	30,626
Prepaid expenses	(76,663)	(140,094)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(43,711)	(1,006,798)
Due to Managing General Partner and affiliates	12,203	43,459
Deposits	1,947	2,450
Subscriber prepayments	23,265	13,936

Net cash provided by operating activities	1,688,506	670,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(770,302)	(466,852)
Proceeds from sale of systems	708,894	19,281,427
Proceeds from sale of assets	1,000	—

Net cash (used in) provided by investing activities	(60,408)	18,814,575

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(1,612,500)	(19,730,719)
Loan fees	(3,652)	(317,891)

Net cash used in financing activities	(1,616,152)	(20,048,610)

INCREASE (DECREASE) IN CASH	11,946	(563,656)
CASH, beginning of period	758,694	677,536

CASH, end of period	$770,640	$113,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$644,550	$1,040,649

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are prepared in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2004, its statements of operations for the six and three months ended June 30, 2004 and 2003, and its statements of cash flows for the six months ended June 30, 2004 and 2003. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around Sequim and Camano Island, Washington (the “Washington Systems”), which served approximately 10,300 subscribers. This filing and the accompanying financial statements present the results of operations and the sale of the Washington Systems as discontinued operations.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2) Intangible Assets

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchise agreements meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2004 (6 months)	$73,000
2005	140,000
2006	140,000
2007	139,000
2008	139,000
Thereafter	23,000

$654,000

(3) System Sales

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its Washington Systems. The Washington Systems were sold at a price of approximately $20,340,000 of which the Partnership received approximately $19,280,000 at closing. Substantially all of the net proceeds were used to pay down amounts outstanding under the Partnership’s credit agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $1,060,000 was to be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Partnership received notice from the buyer of the Washington Systems of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, $411,600 of the original escrow proceeds will remain in escrow until such claims are resolved. The Partnership has filed a lawsuit against the buyer of the Washington Systems for recovery of the remaining escrow proceeds and unspecified damages. The escrow proceeds in excess of the claims were released to the Partnership in March of 2004.

The revenue, expenses and other items attributable to the operations of the Washington Systems for the period from January 1, 2003 to March 11, 2003 (the date of the sale of the Washington Systems) have been reported as discontinued operations in the accompanying statements of operations, and include the following:

For the six months ended
June 30, 2003
Service revenues	$1,129,917
Expenses (income):
Operating (including $13,642, net paid to affiliates)	143,762
General and administrative (including $144,476, net paid to affiliates)	270,781
Programming (including $32,896, net paid to affiliates)	388,367
Depreciation and amortization	183,930
Gain on sale of systems	(14,113,294)

Total operating expenses (income), net	(13,126,454)

Income from operations	14,256,371
Other expense:
Interest expense and amortization of loan fees	(491,417)

Income from operations of Washington Systems	$13,764,954

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

(4) Notes Payable

On November 6, 2003, the Partnership refinanced its existing credit facility (the “Refinanced Credit Facility”). The Refinanced Credit Facility establishes a term loan in the amount of $21,500,000, the proceeds of which were used to repay the Partnership’s existing credit facilities, to provide working capital and for other general purposes. The Refinanced Credit Facility matures on March 31, 2009 and requires the Partnership to make quarterly principal payments beginning March 31, 2004. Remaining annual maturities of the Refinanced Credit Facility are as follows:

Principal
Payments
2004 (6 months)	$1,612,500
2005	3,440,000
2006	3,655,000
2007	4,515,000
2008	5,375,000
2009	1,290,000

Total	$19,887,500

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

The Refinanced Credit Facility contains a number of covenants, which among other things, require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00 initially, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00 initially, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00 initially, increasing over time to 1.10 to 1.00; and (D) Maximum Capital Expenditures of not more than $2,500,000 in each fiscal year. As of June 30, 2004, the Partnership was in compliance with these covenants required by the Refinanced Credit Facility.

In addition, in the event the Partnership prepays the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership would be required to pay a Prepayment Fee to the lender, as defined by the terms of the Refinanced Credit Facility.

As of June 30, 2004, the Refinanced Credit Facility had an outstanding balance of $19,887,500, and applicable interest rates are as follows; $16,500,000 at a LIBOR based interest rate of 5.68% and $3,387,500 at a LIBOR based interest rate of 6.09%. These interest rates expire during the third quarter of 2004, at which time, new rates will be established. These rates also include a margin to be paid to the Partnership’s lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Results of Continuing Operations — Six Months Ended June 30, 2004 and 2003

Revenues from continuing operations totaled $7,032,533 for the six months ended June 30, 2004, representing a slight increase over the same period in 2003. Of these revenues, $4,905,967 (70%) was derived from basic services, $465,461 (7%) from premium services, $798,886 (11%) from expanded basic services, $84,021 (1%) from digital services, $393,644 (6%) from advertising, $32,969 from high-speed Internet services, $124,930 (2%) from late fees, and $226,655 (3%) from other sources. This slight increase in revenues is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2004, and increased revenue from the Partnership’s high-speed Internet product offering, offset by decreased premium and advertising revenue.

Cable system operating expenses attributable to continuing operations totaled $569,089 for the six months ended June 30, 2004, an increase of $28,612 or approximately 5% over the same period in 2003. Such increase is primarily attributable to increased operating salaries and employee benefit costs and increased pole and site rental costs, offset by decreased regional management costs.

General and administrative expenses attributable to continuing operations totaled $1,759,462 for the six months ended June 30, 2004, an increase of $99,180 or approximately 6% over the same period in 2003. This increase is primarily attributable to increases in salary and employee benefit costs, increased franchise fees related to certain of the Partnership’s systems and increased administrative overhead costs.

Programming expenses attributable to continuing operations totaled $2,374,147 for the six months ended June 30, 2004, representing a slight decrease from the same period in 2003. Such decrease is primarily attributable to a decrease in premium programming costs, which is a result of decreased subscribers receiving this level of service, and decreased advertising costs, offset by an increase in the costs associated with the Partnership’s high-speed Internet product.

Depreciation and amortization expense attributable to continuing operations for the six months ended June 30, 2004 increased slightly over the same period in 2003. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees allocated to continuing operations decreased approximately $162,401, or 19% from $834,755 to $672,354 for the six months ended June 30, 2004. This decrease is attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2004 as compared to 2003.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

Results of Continuing Operations — Three Months Ended June 30, 2004 and 2003

Revenues from continuing operations totaled $3,528,680 for the three months ended June 30, 2004, representing a slight decrease over the same period in 2003. Of these revenues, $2,463,693 (70%) was derived from basic services, $231,143 (7%) from premium services, $404,626 (11%) from expanded basic services, $40,556 (1%) from digital services, $195,670 (6%) from advertising, $21,887 from high-speed Internet services, $63,890 (2%) from late fees, and $106,915 (3%) from other sources. This slight decrease in revenues is attributable to decreased premium and advertising revenue, offset by rate increases implemented throughout the Partnership’s systems during the first quarter of 2004, and increased revenue from the Partnership’s high-speed Internet product offering.

Cable system operating expenses attributable to continuing operations totaled $279,702 for the three months ended June 30, 2004, remaining relatively constant with the same period in 2003. This is primarily attributable to increased operating salaries and employee benefit costs and increased pole and site rental costs, offset by a decrease in regional management costs.

General and administrative expenses attributable to continuing operations totaled $884,064 for the three months ended June 30, 2004, remaining relatively constant with the same period in 2003. This is primarily attributable to increases in salary and employee benefit costs, increased franchise fees related to certain of the Partnership’s systems and increased administrative overhead costs, offset by decreased bad debt expenses, marketing costs and billing expenses.

Programming expenses attributable to continuing operations totaled $1,179,390 for the three months ended June 30, 2004, representing a decrease of $24,809, or approximately 2% over the same period in 2003. Such decrease is primarily attributable to a decrease in premium programming costs, which is a result of decreased subscribers receiving this level of service, and decreased advertising costs, offset by an increase in the costs associated with the Partnership’s high-speed Internet product.

Depreciation and amortization expense attributable to continuing operations for the three months ended June 30, 2004 increased slightly over the same period in 2003. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees allocated to continuing operations decreased $69,661, or 17% from $400,360 to $330,699 for the three months ended June 30, 2004. This decrease is attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2004 as compared to 2003.

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

Net cash provided by operating activities totaled $1,688,506 for the six months ended June 30, 2004. Adjustments to the $556,328 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation and amortization of $1,094,873 and loan fee amortization of $70,060, offset by increases in operating assets of $49,499 and decreases in operating liabilities of $6,296.

Net cash used in investing activities consisted primarily of proceeds from the sale of the Washington Systems of $708,894, offset by $770,302 in capital expenditures for the six months ended June 30 2004.

Net cash used in financing activities for the three months ended June 30, 2004, consisted of $1,612,500 in scheduled principal payments on long-term debt, and additional loan fee payments of $3,652 related to the refinance transaction, which occurred during the fourth quarter of 2003.

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

Principal
Payments
2004 (9 months)	$1,612,500
2005	3,440,000
2006	3,655,000
2007	4,515,000
2008	5,375,000
2009	1,290,000

Total	$19,887,500

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

The Refinanced Credit Facility contains a number of covenants, which among other things, require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00 initially, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00 initially, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00 initially, increasing over time to 1.10 to 1.00; and (D) Maximum Capital Expenditures of not more than $2,500,000 in each fiscal year. As of June 30, 2004, the Partnership was in compliance with these covenants required by the Refinanced Credit Facility.

In addition, in the event the Partnership prepays the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership would be required to pay a Prepayment Fee to the lender, as defined by the terms of the Refinanced Credit Facility.

As of June 30, 2004, the Refinanced Credit Facility had an outstanding balance of $19,887,500, and applicable interest rates are as follows; $16,500,000 at a LIBOR based interest rate of 5.68% and $3,387,500 at a LIBOR based interest rate of 6.09%. These interest rates expire during the third quarter of 2004, at which time, new rates will be established. These rates also include a margin to be paid to the Partnership’s lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

System Sale

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its Washington Systems. The Washington Systems were sold at a price of approximately $20,340,000 of which the Partnership received approximately $19,280,000 at closing. Substantially all of the net proceeds were used to pay down amounts outstanding under the Partnership’s credit agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $1,060,000 was to be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Partnership received notice from the buyer of the Washington Systems of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $411,600 of the original escrow proceeds will remain in escrow until such claims are resolved. The Partnership has filed a lawsuit against the buyer of the Washington Systems for recovery of the remaining escrow proceeds and unspecified damages. The escrow proceeds in excess of the claims were released to the Partnership in March of 2004.

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

The revenue, expenses and other items attributable to the operations of the Washington Systems for the period from January 1, 2003 to March 11, 2003 (the date of the sale of the Washington Systems) have been reported as discontinued operations in the accompanying statements of operations, and include the following:

For the six months ended
June 30, 2003
Service revenues	$1,129,917
Expenses (income):
Operating (including $13,642, net paid to affiliates)	143,762
General and administrative (including $144,476, net paid to affiliates)	270,781
Programming (including $32,896, net paid to affiliates)	388,367
Depreciation and amortization	183,930
Gain on sale of systems	(14,113,294)

Total operating expenses (income), net	(13,126,454)

Income from operations	14,256,371
Other expense:
Interest expense and amortization of loan fees	(491,417)

Income from operations of Washington Systems	13,764,954

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities related to the Refinanced Credit Facility and (ii) required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2004, and the anticipated effect of these obligations on the Partnership’s liquidity for the remainder of 2004 and in future years:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	years	years	5 years
Notes payable	$19,887,500	$3,332,500	$7,632,500	$8,922,500	$—
Minimum operating lease payments	58,506	19,056	39,450	—	—

Total	$19,946,006	$3,351,556	$7,671,950	$8,922,500	$—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2004.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

Capital Expenditures

During the first six months of 2004, the Partnership incurred approximately $770,000 in capital expenditures. These expenditures included the initial phases of two-way plant upgrades in Bay City and Brenham, Texas, which will allow high-speed Internet services to be launched in these systems. In addition, maintenance of existing plant equipment for all systems, including cable line drops, is an ongoing expenditure.

The Company plans to invest approximately $725,000 in capital expenditures during the remainder of 2004. Planned expenditures include the continuation of distribution plant upgrades in Toccoa, Georgia, potential line extension opportunities and deployment of high-speed Internet services in Bay City and Brenham, Texas and Toccoa and Vidalia, Georgia.

Solicitation of Interest From Potential Purchasers

The Managing General Partner has been working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. In September 2003, the broker contacted numerous potential purchasers and solicited their respective expressions of interest. In May 2004, as anticipated, the Partnership received several offers from interested purchasers. The Partnership is now working to negotiate purchase and sale agreements and hopes to complete this process during the third quarter of 2004, however no assurances can be given as to the likelihood that any sale or sales will ultimately be consummated.

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

Intangible Assets - In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchise agreements meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

Management believes the franchise agreements have indefinite lives because the franchise agreements are expected to be used by the Partnership for the foreseeable future and effects of obsolescence, competition and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchise agreements are not material in relation to the carrying value of the franchise agreements. While the franchise agreements have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of June 30, 2004 and the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $199,000.

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

There has been no change during the quarter ended June 30, 2004 in the Partnership’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

The Partnership has filed a lawsuit against the buyer of the Washington Systems for recovery of the remaining escrow proceeds and unspecified damages.

ITEM 2 Changes in securities

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibit Index

31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 16, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 16, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 16, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 16, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

Form 8-K filed on June 22, 2004 disclosing letter to limited partners regarding efforts in soliciting purchase offers from qualified buyers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE
/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	8-16-04
/s/ GARY S. JONES Gary S. Jones	President	8-16-04