Form 10-Q
period 2004-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2004-11-12
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

             Commission File Number:      0-16718

Northland Cable Properties Seven Limited Partnership

(Exact Name of Registrant as Specified in Charter)

Washington	91-1366564

(State of Organization)	(I.R.S. Employer Identification No.)

101 Stewart Street, Seattle, Washington	98065

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☑    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐    No ☑

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	September 30,	December 31,
	2004	2003
ASSETS
Cash	$304,945	$758,694
Accounts receivable	361,527	450,978
Due from affiliates	98,865	67,242
Prepaid expenses	271,960	107,780
System sale receivable	411,600	1,120,494
Property and equipment, net of accumulated depreciation of $16,772,178 and $15,210,270, respectively	10,833,240	11,377,870
Franchise agreements, net of accumulated amortization of $10,321,249	9,607,185	9,607,185
Loan fees and other intangibles, net of accumulated amortization of $820,081 and $714,987, respectively	618,994	720,436

Total assets	$22,508,316	$24,210,679

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$1,178,292	$1,198,834
Due to Managing General Partner and affiliates	10,319	51,793
Deposits	20,522	18,210
Subscriber prepayments	344,099	358,129
Notes payable	19,081,250	21,500,000

Total liabilities	20,634,482	23,126,966

Partners’ capital:
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(168,363)	(176,264)

	(193,730)	(201,631)

Limited Partners:
Contributed capital, net	18,735,576	18,735,576
Accumulated deficit	(16,668,012)	(17,450,232)

	2,067,564	1,285,344

Total partners’ capital	1,873,834	1,083,713

Total liabilities and partners’ capital	$22,508,316	$24,210,679

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2004	2003
Service revenues	$3,443,454	$3,462,148
Expenses:
Cable system operations (including $21,722 and $35,718 to affiliates in 2004 and 2003, respectively), excluding depreciation and amortization shown below	297,020	291,177
General and administrative (including $325,441 and $325,238 to affiliates in 2004 and 2003, respectively)	872,882	885,731
Programming (including $167 from affiliates and $3,663 to affiliates in 2004 and 2003, respectively)	1,147,559	1,119,003
Depreciation and amortization	550,931	537,701
Loss on disposal of assets	2,492	1,616

	2,870,884	2,835,228

Income from operations	572,570	626,920
Other income (expense):
Interest expense and amortization of loan fees	(339,532)	(403,282)
Interest income and other, net	755	523

	(338,777)	(402,759)

Net income	$233,793	$224,161

Allocation of net income:
General Partners	$2,338	$2,242

Limited Partners	$231,455	$221,919

Net income per limited partnership unit:
(49,656 units)	$5	$5

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2004	2003
Service revenues	$10,475,990	$10,463,105
Expenses:
Cable system operations (including $71,519 and $108,334 to affiliates in 2004 and 2003, respectively), excluding depreciation and amortization shown below	866,109	831,663
General and administrative (including $991,857 and $1,023,686 to affiliates in 2004 and 2003, respectively)	2,632,346	2,546,005
Programming (including $2,246 and $29,477 to affiliates in 2004 and 2003, respectively)	3,521,707	3,523,411
Depreciation and amortization	1,645,803	1,609,749
Loss on disposal of assets	12,296	18,348

	8,678,261	8,529,176

Income from operations	1,797,729	1,933,929
Other income (expense):
Interest expense and amortization of loan fees	(1,011,887)	(1,238,037)
Interest income and other, net	4,279	1,747

	(1,007,608)	(1,236,290)

Income from continuing operations	790,121	697,639
Discontinued operations (Note 3)
Income from operations of Washington Systems, net (including gain on sale of systems of $14,113,294 in 2003)	—	13,764,954

Net income	$790,121	$14,462,593

Allocation of net income:
General Partners	$7,901	$144,626

Limited Partners	$782,220	$14,317,967

Income from continuing operations per limited partnership unit (49,656 units):	$16	$14

Income from discontinued operations per limited partnership unit (49,656 units):	$—	$277

Net income per limited partnership unit: (49,656 units)	$16	$291

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$790,121	$14,462,593
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,645,803	1,793,679
Loan fee amortization	105,094	541,557
Loss (gain) on sale of assets	12,296	(14,094,946)
Other	29,817	—
(Increase) decrease in operating assets:
Accounts receivable	89,451	28,870
Due from affiliates	(31,623)	29,875
Prepaid expenses	(164,180)	(136,732)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(20,911)	(1,004,465)
Due to Managing General Partner and affiliates	(41,474)	(62,083)
Deposits	2,312	2,238
Subscriber prepayments	(14,030)	51,060

Net cash provided by operating activities	2,402,676	1,611,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,144,517)	(652,944)
Proceeds from sale of systems	708,894	19,281,427
Proceeds from disposal of assets	1,600	—

Net cash (used in) provided by investing activities	(434,023)	18,628,483

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(2,418,750)	(20,340,000)
Loan fees	(3,652)	(423,853)

Net cash used in financing activities	(2,422,402)	(20,763,853)

DECREASE IN CASH	(453,749)	(523,724)
CASH, beginning of period	758,694	677,536

CASH, end of period	$304,945	$153,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$936,745	$1,458,516

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$233,793	$224,161
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	550,931	537,701
Loan fee amortization	35,034	59,181
Loss on sale of assets	2,492	1,616
Other	16,444	—
(Increase) decrease in operating assets:
Accounts receivable	12,004	101,623
Due from affiliates	18,660	(751)
Prepaid expenses	(87,517)	3,361
Increase (decrease) in operating liabilities Accounts payable and accrued expenses	22,800	83,004
Due to Managing General Partner and affiliates	(53,677)	(105,542)
Deposits	365	(212)
Subscriber prepayments	(37,295)	37,124

Net cash provided by operating activities	714,034	941,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(373,479)	(186,091)
Proceeds from sale of systems	—	—
Proceeds from sale of assets	—	—

Net cash used in investing activities	(373,479)	(186,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(806,250)	(609,281)
Loan fees	—	(105,962)

Net cash used in financing activities	(806,250)	(715,243)

(DECREASE) INCREASE IN CASH	(465,695)	39,932

CASH, beginning of period	770,640	113,880

CASH, end of period	$304,945	$153,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$292,195	$175,861

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2004, its statements of operations for the nine and three months ended September 30, 2004 and 2003, and its statements of cash flows for the nine months ended September 30, 2004 and 2003. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2004 (3 months)	$34,000
2005	138,000
2006	138,000
2007	138,000
2008	138,000
Thereafter	33,000

$619,000

(3) System Sale

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

Principal
Payments
2004 (3 months)	$806,250
2005	3,440,000
2006	3,655,000
2007	4,515,000
2008	5,375,000
2009	1,290,000

Total	$19,081,250

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

The Refinanced Credit Facility contains a number of covenants, which among other things require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00 initially, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00 initially, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00 initially, increasing over time to 1.10 to 1.00; and (D) Maximum Capital Expenditures of not more than $2,500,000 in each fiscal year. As of September 30, 2004, the Partnership was in compliance with the covenants required by the Refinanced Credit Facility.

In addition, in the event the Partnership prepays the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership would be required to pay a Prepayment Fee to the lender, as defined by the terms of the Refinanced Credit Facility.

As of the date of this filing, the Refinanced Credit Facility had an outstanding balance of $19,081,250, and applicable interest rates are as follows; $16,500,000 at a LIBOR based interest rate of 6.56% and $2,581,250 at a LIBOR based interest rate of 6.40%. These interest rates expire during the fourth quarter of 2004, at which time, new rates will be established. These rates also include a margin to be paid to the Partnership’s lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Results of Continuing Operations — Nine Months Ended September 30, 2004 and 2003

Revenues from continuing operations totaled $10,475,990 for the nine months ended September 30, 2004, representing a slight increase over the same period in 2003. Of these revenues, $7,302,950 (70%) was derived from basic services, $723,164 (7%) from premium services, $1,192,297 (11%) from expanded basic services, $122,687 (1%) from digital services, $593,721 (6%) from advertising, $64,185 (1%) from high-speed Internet services, $187,035 (2%) from late fees, and $289,951 (2%) from other sources. This slight increase in revenues is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2004, and increased revenue from the Partnership’s high-speed Internet product offering, offset by decreased premium, expanded basic and advertising revenue.

Cable system operating expenses attributable to continuing operations totaled $866,109 for the nine months ended September 30, 2004, an increase of $34,446, or approximately 4%, over the same period in 2003. Such increase is primarily attributable to increased operating salaries and employee benefit costs and increased pole and site rental costs, offset by decreased regional management costs.

General and administrative expenses attributable to continuing operations totaled $2,632,346 for the nine months ended September 30, 2004, an increase of $86,341, or approximately 3%, over the same period in 2003. This increase is primarily attributable to increases in salary and employee benefit costs, increased franchise fees related to certain of the Partnership’s systems and increased administrative overhead costs.

Programming expenses attributable to continuing operations totaled $3,521,707 for the nine months ended September 30, 2004, representing a slight decrease over the same period in 2003. Such decrease is primarily attributable to a decrease in premium programming costs, which is a result of decreased subscribers receiving this level of service, and decreased advertising costs, offset by an increase in the costs associated with the Partnership’s high-speed Internet product.

Depreciation and amortization expense attributable to continuing operations for the nine months ended September 30, 2004 increased $36,054, or approximately 2%, over the same period in 2003. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees allocated to continuing operations decreased $226,150, or approximately 18%, from $1,238,037 to $1,011,887 for the nine months ended September 30, 2004. This decrease is attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2004 as compared to 2003.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

Results of Operations — Three Months Ended September 30, 2004 and 2003

Revenues totaled $3,443,454 for the three months ended September 30, 2004, representing a slight decrease from the same period in 2003. Of these revenues, $2,396,983 (70%) was derived from basic services, $229,786 (7%) from premium services, $393,411 (11%) from expanded basic services, $38,666 (1%) from digital services, $200,077 (6%) from advertising, $31,215 (1%) from high-speed Internet services, $62,104 (2%) from late fees, and $91,212 (2%) from other sources. This slight decrease in revenues is attributable to decreased premium and advertising revenue, offset by rate increases implemented throughout the Partnership’s systems during the first quarter of 2004, and increased revenue from the Partnership’s high-speed Internet product offering.

Cable system operating expenses totaled $297,020 for the three months ended September 30, 2004, representing an increase of $5,843, or approximately 2%, over the same period in 2003. This is primarily attributable to increased operating salaries and employee benefit costs and increased pole and site rental costs, offset by a decrease in regional management costs.

General and administrative expenses totaled $872,882 for the three months ended September 30, 2004, representing a decrease of $12,849, or approximately 1%, from the same period in 2003. This is primarily attributable to decreased property tax and bad debt expenses, offset by increases in salary and employee benefit costs, and increased administrative overhead costs.

Programming expenses totaled $1,147,559 for the three months ended September 30, 2004, representing an increase of $28,556, or approximately 3%, over the same period in 2003. Such increase is primarily attributable to higher costs charged by various program suppliers, and increased costs associated with the Partnership’s high-speed Internet product, offset by decreased advertising costs.

Depreciation and amortization expense for the three months ended September 30, 2004 increased slightly over the same period in 2003. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees decreased $63,750, or approximately 16%, from $403,282 to $339,532 for the three months ended September 30, 2004. This decrease is attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2004 as compared to 2003.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and Internet services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, debt service, planned capital expenditures and working capital needs over the next twelve-month period.

Net cash provided by operating activities totaled $2,402,540 for the nine months ended September 30, 2004. Adjustments to the $790,121 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation and amortization of $1,645,803 and loan fee amortization of $105,094, offset by increases in operating assets of $106,352 and decreases in operating liabilities of $74,103.

Net cash used in investing activities consisted primarily of proceeds from the sale of the Washington Systems of $708,894, offset by $1,144,517 in capital expenditures for the nine months ended September 30, 2004.

Net cash used in financing activities for the nine months ended September 30, 2004, consisted of $2,418,750 in scheduled principal payments on long-term debt, and additional loan fee payments of $3,652 related to the refinance transaction, which occurred during the fourth quarter of 2003.

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

Principal
Payments
2004 (3 months)	$806,250
2005	3,440,000
2006	3,655,000
2007	4,515,000
2008	5,375,000
2009	1,290,000

Total	$19,081,250

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

The Refinanced Credit Facility contains a number of covenants, which among other things require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00 initially, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00 initially, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00 initially, increasing over time to 1.10 to 1.00; and (D) Maximum Capital Expenditures of not more than $2,500,000 in each fiscal year. As of September 30, 2004, the Partnership was in compliance with the covenants required by the Refinanced Credit Facility.

In addition, in the event the Partnership prepays the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership would be required to pay a Prepayment Fee to the lender, as defined by the terms of the Refinanced Credit Facility.

As of the date of this filing, the Refinanced Credit Facility had an outstanding balance of $19,081,250, and applicable interest rates are as follows; $16,500,000 at a LIBOR based interest rate of 6.56% and $2,581,250 at a LIBOR based interest rate of 6.40%. These interest rates expire during the fourth quarter of 2004, at which time, new rates will be established. These rates also include a margin to be paid to the Partnership’s lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

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

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities related to the Refinanced Credit Facility and (ii) required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2004, and the anticipated effect of these obligations on the Partnership’s liquidity for the remainder of 2004 and in future years:

		Payments Due By Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Notes payable	$19,081,250	$3,386,250	$7,632,500	$8,062,500	$—
Minimum operating lease payments	49,332	9,882	39,450	—	—

Total	$19,130,582	$3,396,132	$7,671,950	$8,062,500	$—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2004.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

Capital Expenditures

During the first nine months of 2004, the Partnership incurred approximately $1.1 million in capital expenditures. These expenditures included the initial phases of two-way plant upgrades in Bay City and Brenham, Texas and Toccoa Georgia, which have allowed high-speed Internet services to be launched in these systems. In addition, maintenance of existing plant equipment for all systems, including cable line drops, is an ongoing expenditure.

The Partnership does not anticipate spending a significant amount of cash on capital expenditures during the 4th quarter of 2004. Planned expenditures during 2005 include the continuation of distribution plant upgrades in Toccoa, Georgia, potential line extension opportunities and the continued deployment of high-speed Internet services in various systems.

Solicitation of Interest From Potential Purchasers

In previous filings, the Managing General Partner disclosed that they were working with Daniels and Associates to solicit offers from potential purchasers, to clarify the terms of certain offers received with the hope of being able to reach agreement with purchasers for the sale of the Partnership’s assets for fair value.

Despite ongoing efforts, the Managing General Partner has been unable to secure suitable agreements for the sale of all the Partnership’s assets. Offers for what we considered to be fair value were received for all of the Partnership’s assets. However, due to the lack of available financing, certain offers were withdrawn and the Managing General Partner is continuing to negotiate with purchasers for the sale of some of the Partnership’s cable systems. If these sales are consummated, they will not result in an early liquidation of the Partnership, but they will allow the Partnership to significantly pay down its existing bank debt, thereby providing greater flexibility for future operations while continuing to explore additional opportunities to market the remaining assets. Management does not feel that the lack of viable purchase offers for the Partnership’s remaining cable systems reflect a lack of value in those systems or a concern over the operational capabilities of those systems. Instead, based on our experience, many factors affect the market for cable television systems over time, including whether the various companies participating in the cable television industry are generally in an acquisition mode, the availability of financing through lenders or investors and the number of other systems that are either on the market or forecasted to soon be offered for sale.

It is management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of receiving a solid purchase offer from a financially viable purchaser at any specific time. Notwithstanding, in the middle of 2005 the Managing General Partner will aim to revisit soliciting offers from potential purchasers for the Partnership’s remaining assets, however, we are unable at this time to forecast the ultimate outcome of these activities.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $191,000.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibit Index

	31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 12, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).
Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 12, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

	32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 12, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).
Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 12, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

Form 8-K filed November 4, 2004 regarding solicitation of interest from potential purchasers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE
/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and	11-12-04
Assistant Secretary
Richard I. Clark

/s/ GARY S. JONES	President	11-12-04

Gary S. Jones