Form 10-K
period 2004-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2005-03-31
CIK 813658

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354 eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

Yes ☐ No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

     The aggregate market value of the Limited Partner Units representing limited partner interests was approximately $20,409,600 as of June 30, 2004, based on the most currently available secondary market trading information, as of that same date.

     At December 31, 2004, there were 49,656 Limited Partnership Units outstanding.

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

PART I

ITEM 1. BUSINESS

     Northland Cable Properties Seven Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of two general partners (the “General Partners”) and approximately 2,684 limited partners holding 49,656 units as of December 31, 2004. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as “Northland” or the “Managing General Partner”). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the “Administrative General Partner”).

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

NORTHLAND CABLE SERVICES CORPORATION — formed in August 1993 and principally involved in the support of computer software used in billing and financial record keeping for, and Internet services offered by, Northland-affiliated cable systems. Also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Sole shareholder of Cable Ad-Concepts, Inc.

CABLE AD-CONCEPTS, INC. — formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

NORTHLAND MEDIA, INC. — formed in April 1995 as a holding company. Sole shareholder of the following entity:

CORSICANA MEDIA, INC. — purchased in September 1998 from an affiliate and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

     The Partnership was formed on April 17, 1987 and began operations on September 1, 1987. The Partnership serves the communities and surrounding areas of Brenham and Bay City, Texas, as well as Vidalia, Sandersville, Toccoa and Royston, Georgia (the “Systems). As of December 31, 2004, the total number of basic subscribers served by the Systems was 21,813, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 55%. The Partnership’s properties are located in rural areas, which, to some extent, do not offer consistently acceptable off-air network signals. Management believes that this factor combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger population subscribing to cable television (higher penetration).

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

     The following is a description of the areas served by the Systems as of December 31, 2004.

     Brenham, TX: Brenham, Texas, with a population of approximately 12,000 is strategically located about midway between Houston and Austin. The city of Brenham serves as a hub for commerce, trade and services to the surrounding counties of Burleson, Waller, Lee, Fayette, Austin, Colorado and Grimes. Brenham’s proximity to Houston makes it a gateway through which international trade and commerce proceed to Austin, San Antonio and other western cities. A main line of the Santa Fe Railway also services the city. Certain information regarding the Brenham, TX system as of December 31, 2004, is as follows:

Basic Subscribers	3,435
Expanded Basic Subscribers	1,777
Premium Subscribers	1,620
Digital Subscribers	408
Internet Subscribers	180
Estimated Homes Passed	5,660

     On February 2, 2005, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system serving the community of Brenham, Texas to Cequel III Communications I, LLC, an unaffiliated third party. The transaction is expected to close by the end of the second quarter of 2005, and is subject to customary closing conditions.

     The terms of the purchase and sale agreement included a sales price of $2,291 per subscriber, and requires that approximately $850,000 of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Management estimates that the net proceeds to be received upon closing will be approximately $6.8 million, substantially all of which will be used to pay down amounts outstanding under the Partnership’s Refinanced Credit Facility.

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

     There is an abundance of recreational and sporting activities in the Bay City area, including freshwater and deep-sea fishing. The Gulf of Mexico, Matagorda Beach, the Colorado River, bays and bayous combine to meet the recreational needs of both tourists and residents. Certain information regarding the Bay City, TX system as of December 31, 2004, is as follows:

Basic Subscribers	4,257
Expanded Basic Subscribers	2,439
Premium Subscribers	2,457
Digital Subscribers	540
Internet Subscribers	156
Estimated Homes Passed	8,300

     On February 24, 2005, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system serving the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The transaction is expected to close by the end of the second quarter of 2005, and is subject to customary closing conditions.

     The terms of the purchase and sale agreement included a sales price of $2,206 per subscriber, and requires that approximately 10% of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Management estimates that the net proceeds to be received upon closing will be approximately $8.3 million, substantially all of which will be used to pay down amounts outstanding under the Partnership’s Refinanced Credit Facility

     Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 12,000, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 2004, is as follows:

Basic Subscribers	5,020
Expanded Basic Subscribers	2,863
Premium Subscribers	2,248
Digital Subscribers	529
Internet Subscribers	47
Estimated Homes Passed	9,100

     Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 2004, is as follows:

Basic Subscribers	3,026
Expanded Basic Subscribers	1,661
Premium Subscribers	1,669
Estimated Homes Passed	4,720

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

     Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 2004, is as follows:

Basic Subscribers	6,075
Expanded Basic Subscribers	3,996
Premium Subscribers	2,697
Digital Subscribers	373
Internet Subscribers	195
Estimated Homes Passed	12,045

     The Partnership had 43 employees as of December 31, 2004. Management of these systems is handled through offices located in the towns of Brenham and Bay City, Texas, as well as Vidalia, Sandersville, Toccoa and Royston, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)

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

     Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into five categories: basic subscribers, expanded basic subscribers, premium subscribers, digital subscribers and Internet subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of programming service, the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, The Movie Channel, Starz and Encore. “Digital subscribers” are those who subscribe to digitally delivered video and audio services where offered. “Internet Subscribers” are those who subscribe to the Partnership’s high speed Internet service, which is offered via a cable modem.

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

     A number of cable operators have reached agreements with unaffiliated ISPs to grant them access to their cable facilities for the purpose of providing competitive Internet services. The Partnership has not entered into any such “access” arrangement. However, we cannot provide any assurance that regulatory authorities will not impose “open access” or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect our results of operations.

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

     High-Speed Internet Service

     Since its introduction, some local governments and various competitors have sought to impose regulatory requirements on certain aspects of ISP services. Thus, a few local governments have sought to impose regulation on cable provision of Internet services, and in each case, the court has invalidated each such regulation. Similarly, the FCC has refused to classify high-speed cable data services as a “telecommunications service”, but rather has classified it as an “interstate information service.” As such, high-speed cable services are currently free from local regulation. Despite the FCC rulings, several localities have sought judicial review of the FCC’s decision. In addition, the FCC may always consider whether to impose any regulatory requirements, whether LFAs should be able to impose any fees or other regulations, such as customer service standards. Further, several LFAs have sued other cable operators seeking payment of franchise fees on cable Internet services. Currently, the FCC has ruled that such fees are not allowable. The matter has been addressed by at least one appellate court which has similarly ruled that Internet services are not subject to LFAs franchise fees.

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

     Multiple Dwelling Unit Inside Wiring; Subscriber Access; Satellite Dish Installations

     The FCC has established rules that regulate how an incumbent cable operator, upon expiration of a multiple dwelling unit’s (“MDU”) service contract, sells, abandons, or removes “home run” wiring that was installed by the cable operator in a MDU building. While these inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible, the FCC has also declined to prohibit exclusive or to cap perpetual arrangements held by incumbent cable operators with MDU owners. However, in certain states, local access laws prohibit exclusive arrangements with MDUs. Further, with limited exceptions, existing federal and FCC regulation prohibit any state or local law or regulations, or private covenant, private contract, lease provision, homeowners’ association rule or similar restriction, impairing the installation, maintenance or use of certain video reception antennas satellite dishes on property within the exclusive control of a tenant or property owner.

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

ITEM 2. PROPERTIES

     The Partnership’s cable television systems are located in and around Brenham and Bay City, Texas and Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 39,825 homes as of December 31, 2004. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

     On March 11, 2003, the Partnership sold the operating assets and franchise rights of its Washington Systems. The Washington Systems were sold at a price of approximately $20,340,000 of which the Partnership received approximately $19,280,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s credit agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $1,060,000 was to be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Partnership received notice from the buyer of the Washington Systems of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $412,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The Partnership has filed a lawsuit against the buyer of the Washington Systems for recovery of the remaining escrow proceeds and unspecified damages. The escrow proceeds in excess of the claims were released to the Partnership in March 2004.

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

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial conditions, prospects or debt service abilities.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) There is no established public trading market for the Partnership’s units of limited partnership interest.

(b) The approximate number of equity holders as of December 31, 2004, is as follows:

Limited Partners:	2,684
General Partners:	2

     (c) During 2004, the Partnership did not make cash distributions to the limited partners or to the General Partners. The limited partners have received in the aggregate in the form of cash distributions $3,108,554 on total initial contributions of $24,893,000 as of December 31, 2004. As of December 31, 2004, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios, and compliance with financial covenants required by the Partnership’s lender.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2004	2003	2002	2001 (1)	2000 (1)
SUMMARY OF OPERATIONS:
Revenue	$13,876,250	$13,936,290	$13,568,247	$12,698,705	$12,315,161
Operating income	2,149,855	2,528,991	2,539,922	522,221	995,493
Income (loss) from continuing operations	791,690	1,031,843	625,603	(1,613,460)	(118,601)
Income (loss) from discontinued operations (2)	—	13,679,517	(1,063,356)	(264,620)	(696,733)

Net income (loss)	791,690	14,711,360	(437,753)	(1,878,080)	(815,334)
Net income (loss) from continuing operations per limited partnership unit	16	21	13	(33)	(2)
Net income (loss) from discontinued operations per limited partnership unit	—	275	(22)	(5)	(14)

Net income (loss) per limited partner unit	16	296	(9)	(38)	(16)
Cumulative tax losses per limited partner unit	(402)	(402)	(402)	(402)	(402)

(1)	As of December 31, 2001, the Partnership discontinued amortization of its franchise agreements and goodwill in accordance with SFAS No. 142. Accordingly, this materially affects the amounts presented for comparability.

(2)	On March 11, 2003, the partnership sold the operating assets and franchise rights of its Washington Systems. The results of operations and the sale of the Washington Systems are presented as discontinued operations in this filing and the accompanying financial statements.

			December 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Total assets	$21,849,882	$24,210,679	$30,592,898	$31,097,197	$31,786,692

Notes payable	18,275,000	21,500,000	40,054,185	41,236,547	40,016,323

Total liabilities	19,974,479	23,126,966	44,220,545	44,287,091	43,098,506

General partner’s deficit	(193,714)	(201,631)	(348,745)	(344,367)	(325,586)
Limited partners’ deficit	2,069,117	1,285,344	(13,278,902)	(12,845,527)	(10,986,228)
Cumulative distributions per limited partner unit	63	63	63	63	63

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003

Revenue	$3,400,263	$3,443,454	$3,528,680	$3,503,853	$3,473,183	$3,462,148	$3,547,096	$3,453,863
Operating income	352,128	572,570	631,080	594,077	595,060	626,920	656,006	651,005
Income from continuing operations	1,569	233,793	300,109	256,219	334,205	224,161	256,092	217,385
Income (loss) from discontinued operations	—	—	—	—	(85,437)	—	—	13,764,954

Net income (loss)	1,569	233,793	300,109	256,219	248,768	224,161	256,092	13,982,339
Net income from continuing operations per limited partnership unit	—	5	6	5	7	5	5	4
Net income (loss) from discontinued operations per limited partnership unit	—	—	—	—	(2)	—	—	277

Net income (loss) per limited partnership unit	—	5	6	5	5	5	5	281

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2004 and 2003

     Revenue from continuing operations totaled $13,876,250 for the year ended December 31, 2004, remaining relatively constant with total revenue of $13,936,290 for the year ended December 31, 2003. Rate increases implemented during 2004 and increased revenue from the Partnership’s Internet product were offset by decreases in subscribers. Total basic subscribers decreased from 23,266 as of December 31, 2003 to 20,362 as of December 31 2004. The loss in subscribers is a result of several factors including competition from DBS providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.

     Of the 2004 revenue, $9,639,679 (69%) is derived from subscriptions to basic service, $939,007 (7%) from subscriptions to premium services, $1,564,868 (11%) from subscriptions to expanded basic services, $161,458 (1%) from subscriptions to digital services, $115,062 (1%) from Internet services, $831,539 (6%) from advertising revenue, $248,001 (2%) from late fee charges and $376,636 (3%) from other sources.

     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2004	2003	2002	2001	2000
Basic Rate	$35.50	$32.50	$30.50	$31.00	$27.85
Expanded Basic Rate	9.25	10.75	10.35	8.50	8.95
HBO Rate	12.25	10.25	9.50	11.00	10.75
Cinemax Rate	9.40	8.50	7.50	7.50	7.65
Showtime Rate	10.25	10.50	9.00	9.50	8.65
Encore Rate	2.25	2.25	2.00	2.00	1.50
Starz Rate	4.50	3.00	3.50	5.00	5.50
Digital Rate (Incremental)	16.50	9.50	9.50	9.00	—
Internet Rate	35.00	—	—	—	—

     Operating expenses, excluding general and administrative and programming expenses, attributable to continuing operations totaled $1,199,172 for the year ended December 31, 2004, representing an increase of approximately 5% from $1,138,520 for the year ended December 31, 2003. This increase is primarily attributable to increases in employee salary and benefit costs, and increases in pole rental costs in certain of the Partnership’s systems. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.

     General and administrative expenses attributable to continuing operations totaled $3,615,919 for the year ended December 31, 2004, representing an increase of approximately 6% from $3,413,334 for the same period in 2003. This increase is primarily attributable to increased salary and benefit costs and an increase in the amounts allocated to the Partnership by the Managing General Partner for administrative services, which consists primarily of salary and benefit costs.

     Programming expenses attributable to continuing operations totaled $4,684,771 for the year ended December 31, 2004, remaining relatively constant with programming expenses of $4,683,515 for the year ended December 31, 2003. Higher costs charged by various program suppliers and increased costs associated with high-speed Internet services were offset by decreased advertising costs. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.

     Depreciation and amortization expense allocated to continuing operations increased approximately 2%, from $2,150,636 in 2003 to $2,197,582 in 2004. This increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated or amortized.

     Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 11% from $1,531,268 in 2003 to $1,362,997 in 2004. This decrease is primarily attributable to lower average outstanding indebtedness during 2004 as a result of required principal repayments, offset by higher interest rates in 2004 compared to 2003.

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

     In 2004, the Partnership generated income from continuing operations of $791,690 compared to $1,031,843 in 2003. The Partnership has generated positive operating income in each of the three years ended December 31, 2004, and management anticipates that this trend will continue.

2003 and 2002

     Revenue from continuing operations reached $13,936,290 for the year ended December 31, 2003, representing an increase of approximately 3% from $13,568,247 for the year ended December 31, 2002. Of the 2003 revenue, $9,223,779 (66%) is derived from subscriptions to basic service, $1,070,899 (8%) from subscriptions to premium services, $1,674,273 (12%) from subscriptions to expanded basic services, $195,843 (1%) from subscriptions to digital services, $1,009,019 (7%) from advertising revenue, $263,020 (2%) from late fee charges and $499,457 (4%) from other sources. The increase in revenues is primarily attributable to rate increases implemented in the Partnership’s systems during the year and increases in advertising revenue.

     Operating expenses, excluding general and administrative and programming expenses, attributable to continuing operations totaled $1,138,520 for the year ended December 31, 2003, representing a decrease of approximately 2% from $1,156,826 for the year ended December 31, 2002. This decrease is primarily attributable to decrease in system maintenance costs , offset by increases in employee salary and benefit costs.

     General and administrative expenses attributable to continuing operations totaled $3,413,334 for the year ended December 31, 2003, representing an increase of approximately 8% from $3,147,377 for the same period in 2002. This increase is primarily attributable to increases in revenue based expenses such as management fees and franchise fees, increases in marketing expenses, increased bad debt expense and an increase in the amounts allocated to the Partnership by the Managing General Partner for administrative services, which consists primarily of salary and benefit costs.

     Programming expenses attributable to continuing operations totaled $4,683,515 for the year ended December 31, 2003, representing an increase of approximately 5% from $4,480,091 for the year ended December 31, 2002. This increase is primarily due to higher costs charged by various program suppliers, as well as the addition of new channels and services.

     Depreciation and amortization expense allocated to continuing operations decreased approximately 4%, from $2,229,021 in 2002 to $2,150,636 in 2003. This decrease is attributable to certain assets becoming fully depreciated or amortized, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

     Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 19% from $1,896,952 in 2002 to $1,531,268 in 2003. This decrease is primarily attributable to a $277,449 gain recognized on the Partnership’s interest rate swap agreements in 2002, offset by a $582,797 reduction in interest expense attributable to continuing operations due to lower average outstanding indebtedness during the first three quarters of 2003 as a result of required principal repayments, and lower interest rates during 2003 compared to 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 2004, the Partnership’s primary source of liquidity was generated from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable services. During 2004, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2005 obligations.

2004

     Net cash provided by operating activities totaled $3,344,130 for the year ended December 31, 2004. Adjustments to the $791,690 net income for the period to reconcile to net cash provided by operating activities consisted primarily of changes in other operating assets and liabilities of $146,703, $2,197,582 of depreciation and amortization and loan fee expense of $137,986.

     Net cash used in investing activities for the year ended December 31, 2004 totaled $808,400, and consisted primarily of $1,518,294 in capital expenditures and proceeds from the sale of the Washington Systems of $708,894.

     Net cash used in financing activities for the year ended December 31, 2004 totaled $3,228,877 and consisted of $3,225,000 in principal payments on notes payable and payment of additional loan fees of $3,877.

Notes Payable

     On November 6, 2003, the Partnership refinanced its existing credit facility with a new lender. In connection with terminating the former credit facility, the Partnership wrote off remaining loan fee assets and accrued interest liabilities, which resulted in a gain on extinguishment of debt of $35,591. The credit facility establishes a term loan in the amount of $21,500,000, the proceeds from which were used to repay the Partnership’s existing credit facilities, to provide working capital and for other general purposes.

     In March 2005, the Partnership agreed to certain terms and conditions with its existing lender and amended its term loan agreement. The terms of the amendment modify the principal repayment schedule, the interest rate margins and various covenants (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership and matures March 31, 2009.

     The interest rate per annum applicable to the Refinanced Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the U.S. dollar prime commercial lending rate announced by the lender (Base Rate), plus a borrowing margin; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin. Under the amendment to the term loan agreement, the applicable borrowing margins vary, based on the Partnership’s leverage ratio, from 2.75% to 3.50% for Base Rate loans and from 3.75% to 4.50% for LIBOR loans. Under the terms of the amendment to the term loan agreement, in the event that the Partnership has not completed the sale of the Brenham and Bay City Systems by June 30, 2005, substantially all of the proceeds from which are required to be used to repay amounts outstanding under the credit facility, the margin would increase by an additional 1.50%. If the sales of these systems are not completed by September 30, 2005, the margin would increase by another additional 1.50%. Such increases would be eliminated upon the sales of the Brenham and Bay City Systems.

     In addition, in the event the Partnership prepays the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership would be required to pay a Prepayment Fee to the lender, as defined by the terms of the Refinanced Credit Facility.

     As of December 31, 2004 and 2003, the balance of the Refinanced Credit Facility was $18,275,000 and $21,500,000, respectively.

     Annual maturities of the note payable after December 31, 2004, are as follows:

2005	$500,000
2006	4,379,000
2007	5,410,000
2008	6,440,000
2009	1,546,000

$18,275,000

     The amendment to the term loan agreement also modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant will not be measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000. As of December 31, 2004, the Partnership was not in compliance with the Minimum Total Debt Service

Coverage Ratio and Maximum Total Leverage Ratio covenants required by the Refinanced Credit Facility, however, appropriate waivers have been obtained. Management believes it is probable that the Partnership will be in compliance throughout 2005.

     As of the date of this filing, the balance under the credit facility is $18,275,000 and applicable interest rates are as follows: $16,500,000 at a LIBOR based interest rate of 7.35%, and $1,775,000 at a LIBOR based interest rate of 7.59%. These interest rates expire during the second quarter of 2005, at which time, new rates will be established.

Obligations and Commitments

     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities of the term loan and required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2004 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
		Less than 1	2 - 3	4 - 5	More than
	Total	year	years	years	5 years

Notes payable	$18,275,000	$500,000	$9,789,000	$7,986,000	—
Minimum operating lease payments	39,558	28,740	10,818	—	—

Total	$18,314,558	$528,740	$9,799,818	$7,986,000	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2005.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.

Capital Expenditures

     During 2004, the Partnership incurred $1,518,294 in capital expenditures. These expenditures included the initial phases of two-way plant upgrades in Bay City and Brenham, Texas, and Toccoa and Vidalia, Georgia, which also allowed for high-speed Internet services to be launched in these systems. In addition, maintenance of existing plant equipment for all systems, including cable line drops, is an ongoing expenditure. All capital expenditures for 2004 were financed through cash provided by operations.

     Management has budgeted that the Partnership will spend approximately $1,600,000 on capital expenditures in 2005. Planned expenditures include the continuation of distribution plant upgrades in both Toccoa and Royston, Georgia, the launch of digital and high-speed Internet services in Sandersville, Georgia, potential line extension opportunities and the continued deployment of high-speed Internet services in certain areas of the Partnership’s systems.

SYSTEM SALES

     On March 11, 2003, the Partnership sold the operating assets and franchise rights of its Washington Systems. The Washington Systems were sold at a price of approximately $20,340,000 of which the Partnership received approximately $19,280,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s credit agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $1,060,000 was to be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Partnership received notice from the buyer of the Washington Systems of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $412,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The Partnership has filed a lawsuit against the buyer of the Washington Systems for recovery of the remaining escrow proceeds and unspecified damages. The escrow proceeds in excess of the claims were released to the Partnership in March 2004.

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

SOLICITATION OF INTEREST FROM POTENTIAL BUYERS

     In previous filings, the General Partner disclosed that they were working with Daniels and Associates to solicit offers from potential purchasers, to clarify the terms of certain offers received with the hope of being able to reach agreement with purchasers for the sale of the Partnership’s assets for fair value.

     Despite ongoing efforts, the General Partner has been unable to secure a suitable agreement for the sale of the Partnership’s assets with a purchaser who could secure the financing necessary to close the transaction at this time. Management does not believe that the lack of viable purchase offers for the Partnership’s remaining cable systems reflect a lack of value in those systems or a concern over the operational capabilities of those systems. Instead, based on experience, many factors affect the market for cable television systems over time, including whether the various companies participating in the cable television industry are generally in an acquisition mode, the availability of financing through lenders or investors and the number of other systems that are either on the market or forecasted to soon be offered for sale.

     It is management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of receiving a solid purchase offer from a financially viable purchaser at any specific time. Notwithstanding, the General Partner will continue the current process of soliciting offers from potential purchasers with the goal of securing more than one viable offer for the partnership’s cable systems, however, we are unable at this time to forecast the ultimate outcome of these activities.

SUBSEQUENT EVENTS

     On February 2, 2005, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system serving the community of Brenham, Texas to Cequel III Communications I, LLC, an unaffiliated third party. The transaction is expected to close by the end of the second quarter of 2005, and is subject to customary closing conditions.

     The terms of the purchase and sale agreement included a sales price of $2,291 per subscriber, and requires that approximately $850,000 of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Management estimates that the net proceeds to be received upon closing will be approximately $6.8 million, substantially all of which will be used to pay down amounts outstanding under the Partnership’s Refinanced Credit Facility.

     On February 24, 2005, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system serving the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The transaction is expected to close by the end of the second quarter of 2005, and is subject to customary closing conditions.

     The terms of the purchase and sale agreement included a sales price of $2,206 per subscriber, and requires that approximately 10% of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Management estimates that the net proceeds to be received upon closing will be approximately $8.3 million, substantially all of which will be used to pay down amounts outstanding under the Partnership’s Refinanced Credit Facility

     In March 2005, the Partnership agreed to certain terms and conditions with its existing lender and amended its term loan agreement.

CRITICAL ACCOUNTING POLICIES

     This discussion and analysis of our financial condition and results of operations is based on the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies require a more significant amount of management judgment than other accounting policies the Partnership employs.

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

     Intangible Assets

     Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. The amortization of existing goodwill ceased on December 31, 2001. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations discussed below. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment at January 1, 2002 and again during the fourth quarter of each year presented and determined that the fair value of the assets exceeded their carrying value. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

     Management believes the franchises have indefinite lives because the franchises are expected to be used by the Partnership for the foreseeable future and effects of obsolescence and other factors are minimal. In addition, the level of expenditures required to obtain the future cash flows expected from the franchises are not material in relation to the carrying value of the franchises. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financials statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 is not expected to have a material impact on the Partnership’s financial statements.

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

TRANSACTIONS WITH MANAGING GENERAL PARTNER AND AFFILIATES

Management Fees

     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $693,813, $696,815, and $678,414, for 2004, 2003 and 2002, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $811,607, $857,809, and $796,849 for 2004, 2003 and 2002, respectively.

     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations received $135,408, $101,813, and $107,689 under the terms of these agreements during 2004, 2003 and 2002, respectively.

     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2004, 2003 and 2002, the Partnership’s continuing operations include $151,755, $103,464, and $200,504, respectively, for these services. Of these amounts, $107,787 and $8,256 were capitalized in 2004 and 2003, respectively, related to the build out and upgrade of cable systems.

CERTAIN BUSINESS RELATIONSHIPS

     John E. Iverson, a Director and Secretary of the Managing General Partner, is a partner of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $183,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements of the Partnership for the years ended December 31, 2004, 2003 and 2002 are included as a part of this filing (see Item 15 (a) below).

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

     There has been no change in the Partnership’s internal controls over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or officers. The Managing General Partner of the Partnership is Northland Communications Corporation, a Washington corporation.

     Certain information regarding the officers and directors of Northland and relating to the Partnership is set forth below.

     JOHN S. WHETZELL (AGE 63.). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 30 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

     JOHN E. IVERSON (AGE 68). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 42 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

     RICHARD I. CLARK (AGE 47). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 26 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

     GARY S. JONES (AGE 47). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 59). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

     H. LEE JOHNSON (AGE 61). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 35 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

     R. GREGORY FERRER (AGE 49). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

     MATTHEW J. CRYAN (AGE 40). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

     RICK J. MCELWEE (AGE 43). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

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

Code of Ethics

     The Partnership does not currently have a code of ethics. The Partnership has only 43 employees and the Northland executives, together with the NTC and Northland boards, manage all oversight functions. With so few employees, none of which have executive oversight responsibilities, the Partnership does not believe that developing and adopting a code of ethics is necessary. Northland and NTC also do not have a code of ethics; but will consider whether adopting a code of ethics is appropriate during the current fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner and affiliates during 2004 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2004 (see Items 15 (a) and 13 (a) below).

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

Management Fees

     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $693,813, $696,815, and $678,414, for 2004, 2003 and 2002, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $811,607, $857,809, and $796,849 for 2004, 2003 and 2002, respectively.

     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations received $135,408, $101,813, and $107,689 under the terms of these agreements during 2004, 2003 and 2002, respectively.

     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2004, 2003, and 2002, the Partnership’s continuing operations include $151,755, $103,464, and $200,504, respectively, for these services. Of these amounts, $107,787 and $8,256 were capitalized in 2004 and 2003, respectively, related to the build out and upgrade of cable systems.

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

     (c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2004 and 2003 are set forth below.

	Year Ended December 31,
	2004	2003

Audit fees	$67,282	$69,098
Audit-related fees	—	1,989

Total	$67,282	$71,087

     Audit fees for the fiscal years ended December 31, 2004 and 2003 were for professional services rendered for the audits of the Partnership’s financial statements for the respective years, quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q, and the reaudit of the Partnership’s 2001 financial statements during 2003.

     Audit-related fees for the fiscal years ended December 31, 2003 were for assurance and related services associated with employee benefit plan audits.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY
NUMBERED
PAGE
(a)	FINANCIAL STATEMENTS:

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheets—December 31, 2004 and 2003.	F-2

	Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-3

	Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2004, 2003 and 2002	F-4

	Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-5

	Notes to Financial Statements—December 31, 2004 and 2003	F-6

(b)	REPORTS ON FORM 8-K :

Form 8-K disclosing letter to Limited Partners regarding efforts in soliciting purchase offers from qualified buyers dated June 22, 2004.

Form 8-K disclosing letter to Limited Partners regarding solicitation of interest from potential purchasers dated November 3, 2004

Form 8-K disclosing letter to Limited Partners regarding mini-tender offer dated November 30, 2004

Form 8-K disclosing execution of purchase and sale agreement to sell Brenham, TX system dated February 7, 2005

Form 8-K disclosing execution of purchase and sale agreement to sell Bay City, TX system dated March 1, 2005

(c)	EXHIBITS:

4.1	Forms of Amended and Restated Certificate of Agreement of Limited Partnership(1)

10.1	Brenham Franchise (2)

10.1	Amendment to Brenham Franchise (4)

10.3	Washington County Franchise (2)

10.4	Island County Franchise (Amended) (2)

10.5	Bay City Franchise (2)

10.6	Sweeney Franchise (2)

10.7	West Columbia Franchise (2)

10.8	Wharton Franchise (2)

10.9	Tenneco Development Corp. Franchise (3)

10.10	Sequim Franchise (1)

10.11	Clallam County Franchise (1)

10.12	Credit Agreement with National Westminster Bank USA (1)

10.13	First, Second and Third Amendments to Credit Agreement with National Westminster Bank USA (3)

10.14	Amended and Restated Management Agreement with Northland Communications Corporation (3)

10.15	Operating Management Agreement with Northland Cable Television, Inc. (3)

10.16	Assignment and Transfer Agreement with Northland Telecommunications Corporation dated May 24, 1989 (4)

10.17	Agreement of Purchase and Sale with Sagebrush Cable Limited Partnership (5)

10.18	Fourth, Fifth, Sixth and Seventh Amendments to Credit Agreement with National Westminster Bank USA (6)

10.19	Franchise Agreement with the City of Sequim, WA effective as of May 6, 1992 (7)

10.20	Franchise Agreement with Clallam County, WA effective as of May 29, 1992 (7)

10.21	Eighth Amendment to Credit Agreement with National Westminster Bank USA dated as of May 28, 1992 (7)

10.22	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership (Buyer) and Country Cable, Inc. (Seller) (8)

10.23	Amendment to Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Country Cable, Inc. dated September 14, 1993 (9)

10.24	Commercial Loan Agreement between Seattle-First National Bank and Northland Cable Properties Seven Limited Partnership dated September 24, 1993 (9)

10.25	Franchise Agreement with Island County, WA dated October 4, 1993 (10)

10.26	Franchise Agreement with Skagit County – Assignment and Assumption Agreement dated September 27, 1993 (10)

10.27	Franchise Agreement with Whatcom County – Assignment and Assumption Agreement dated September 27, 1993 (10)

10.28	Amendment to Commercial Loan Agreement dated March 15, 1994 (10)

10.29	Operating and Management Agreement with Northland Cable Television, Inc. dated November 1, 1994 (11)

10.30	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Southland Cablevision, Inc. (12)

10.31	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and TCI Cablevision of Georgia, Inc. (12)

10.32	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated February 29, 1996 (12)

10.33	Asset purchase agreement between Northland Cable Properties Seven Limited Partnership and Robin Media Group, Inc. (13)

10.34	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated December 1, 1997. (13)

10.35	First Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated January 26, 2001. (14)

10.36	Second Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated March 31, 2002. (15)

10.37	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Wave Division Networks, LLC dated October 28, 2002. (16)

10.38	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First national Bank) dated May 15, 2003(17)

10.39	Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated November 3, 2003(18)

10.40	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Cequel III Communications I, LLC dated February 2, 2005.

10.41	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and McDonald Investment Company, Inc. dated February 24, 2005.

10.42	First Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated March 28, 2005

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 31, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 31, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 31, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 31, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002.(19)

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on August 6, 1987

(2)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the year ended December 31, 1988.

(4)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(5)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 1989.

(6)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1990.

(7)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1992.

(8)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1993

(9)	Incorporated by reference from the partnership’s Form 8-K dated September 27, 1993 Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(11)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(12)	Incorporated by reference from the partnership’s Form 8-K dated March 1, 1996.

(13)	Incorporated by reference from the partnership’s Form 8-K dated December 5, 1997.

(14)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

(15)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002.

(16)	Incorporated by reference from the partnership’s Form 8-K dated March 11, 2003.

(17)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003.

(18)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 2003.

(19)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
By: NORTHLAND COMMUNICATIONS CORPORATION
(Managing General Partner)

Date: 3-31-05	By /s/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE
/s/ JOHN S. WHETZELL	Chief executive officer of registrant; chief executive officer and	3-31-05

John S. Whetzell	chairman of the board of directors of Northland Communications Corporation

/s/ RICHARD I. CLARK	Director of Northland Communications	3-31-05

Richard I. Clark	Corporation

/s/ JOHN E. IVERSON	Secretary and Director of Northland Communications	3-31-05

John E. Iverson	Corporation

/s/ GARY S. JONES	President of Northland Communications Corporation	3-31-05

Gary S. Jones

Report of Independent Registered Public Accounting Firm

The Partners
Northland Cable Properties Seven Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partner’ capital (deficit), and cash flows for each of the years in the three year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington
March 31, 2005

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets

Cash	$65,547	758,694
Accounts receivable	341,965	450,978
Due from affiliates	111,960	67,242
Prepaid expenses	134,282	107,780
System sale receivable	411,600	1,120,494

Investment in cable television properties:
Property and equipment	27,885,405	26,588,140
Less accumulated depreciation	(17,294,389)	(15,210,270)

	10,591,016	11,377,870
Franchise agreements (net of accumulated amortization of $10,321,249)	9,607,185	9,607,185

Total investment in cable television properties	20,198,201	20,985,055

Loan fees and other intangibles (net of accumulated amortization of $852,973 and $714,987 in 2004 and 2003, respectively)	586,327	720,436

Total assets	$21,849,882	24,210,679

Liabilities and Partners’ Capital (Deficit)

Liabilities:
Accounts payable and accrued expenses	$1,262,921	1,198,834
Due to Managing General Partner and affiliates	69,425	51,793
Deposits	20,852	18,210
Subscriber prepayments	346,281	358,129
Notes payable	18,275,000	21,500,000

Total liabilities	19,974,479	23,126,966

Commitments and contingencies

Partners’ capital (deficit):
General Partners:
Contributed capital	(25,367)	(25,367)
Accumulated deficit	(168,347)	(176,264)

	(193,714)	(201,631)

Limited Partners:
Contributed capital, net (49,656 units)	18,735,576	18,735,576
Accumulated deficit	(16,666,459)	(17,450,232)

	2,069,117	1,285,344

Total liabilities and partners’ capital (deficit)	$21,849,882	24,210,679

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Statements of Operations

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Revenue	$13,876,250	13,936,290	13,568,247

Expenses:
Operating (including $101,105, $138,030, and $111,655, net, paid to affiliates in 2004, 2003, and 2002, respectively), excluding depreciation and amortization expense recorded below	1,199,172	1,138,520	1,156,825
General and administrative (including $1,310,854, $1,354,122, and $1,264,974, net, paid to affiliates in 2004, 2003, and 2002, respectively)	3,615,919	3,413,334	3,147,377
Programming (including $2,021, $55,867, and $65,657, net, paid to affiliates in 2004, 2003, and 2002, respectively)	4,684,771	4,683,515	4,480,091
Depreciation and amortization expense	2,197,582	2,150,636	2,229,021
Loss on disposal of assets	28,951	21,294	15,011

	11,726,395	11,407,299	11,028,325

Operating income	2,149,855	2,528,991	2,539,922

Other income (expense):
Interest expense and amortization of loan fees	(1,362,997)	(1,531,268)	(1,896,952)
Gain on extinguishment of debt	—	35,591	—
Interest income and other, net	4,832	(1,471)	(17,367)

Income from continuing operations	791,690	1,031,843	625,603
Discontinued operations (note 11)
Income (loss) from operations of Washington Systems, net (including gain on sale of systems of $14,057,857 in 2003)	—	13,679,517	(1,063,356)

Net income (loss)	$791,690	14,711,360	(437,753)

Allocation of net income (loss):
General Partners	$7,917	147,114	(4,378)
Limited Partners	783,773	14,564,246	(433,375)

Net income (loss) per limited partnership unit	16	296	(9)

Net income from continuing operations per limited partnership unit	16	21	13
Net income (loss) from discontinued operations per limited partnership unit	—	275	(22)

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital (Deficit)

Years ended December 31, 2004, 2003, and 2002

	General	Limited
	Partners	Partners	Total
Balance, December 31, 2001	$(344,367)	(12,845,527)	(13,189,894)

Net loss	(4,378)	(433,375)	(437,753)

Balance, December 31, 2002	(348,745)	(13,278,902)	(13,627,647)

Net income	147,114	14,564,246	14,711,360

Balance, December 31, 2003	(201,631)	1,285,344	1,083,713

Net income	7,917	783,773	791,690

Balance, December 31, 2004	$(193,714)	2,069,117	1,875,403

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$791,690	14,711,360	(437,753)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,197,582	2,334,566	3,391,868
Loan fee amortization	137,986	743,198	1,219,055
Noncash interest expense	—	—	252,851
Loss (gain) on asset dispositions	28,951	(14,006,563)	15,011
Gain on extinguishment of debt	—	(35,589)	—
Unrealized gain on interest rate swap agreements	—	—	(277,449)
Other	41,218	12,878	—
Changes in certain assets and liabilities:
Accounts receivable	109,013	420,688	(135,219)
Prepaid expenses	(31,698)	3,009	(27,991)
Accounts payable and accrued expenses	105,680	(1,968,519)	879,491
Due to/from General Partner and affiliates	(27,086)	(953,228)	670,747
Deposits	2,642	(90)	(53,430)
Subscriber prepayments	(11,848)	(174,090)	80,178

Net cash provided by operating activities	3,344,130	1,087,620	5,577,359

Cash flows from investing activities:
Purchase of property and equipment	(1,518,294)	(992,861)	(2,443,809)
Proceeds from sale of systems	708,894	19,281,427	(8,200)
Proceeds from sale of assets	1,000	2,500	14,348

Net cash (used in) provided by investing activities	(808,400)	18,291,066	(2,437,661)

Cash flows from financing activities:
Proceeds from notes payable	—	21,500,000	—
Principal payments on notes payable	(3,225,000)	(40,054,185)	(1,182,362)
Loan fees	(3,877)	(743,343)	(1,404,860)

Net cash used in financing activities	(3,228,877)	(19,297,528)	(2,587,222)

(Decrease) increase in cash	(693,147)	81,158	552,476

Cash, beginning of year	758,694	677,536	125,060

Cash, end of year	65,547	758,694	677,536

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,302,671	1,532,108	2,233,830

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

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

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around Sequim and Camano Island, Washington (the Washington Systems). The accompanying financial statements present the results of operations and the sale of the Sequim and Camano Island systems as discontinued operations.

Northland Communications Corporation is the General Partner (the General Partner or Northland) of the Partnership. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, Northland manages cable television systems for another limited partnership and an LLC for which it serves as General Partner and Managing Member, respectively.

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

\

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

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

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $14,500 at December 31, 2004 and $0 at December 31, 2003. Receivables are stated at net realizable value and are written-off when the Partnership deems specific customer invoices to be uncollectible.

(c)	Property and Equipment

Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor, and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel, and other costs. These costs are estimated based on historical information and analysis. The Partnership periodically performs evaluations of these estimates as warranted by events or changes in circumstances.

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

Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20 years
Distribution plant	10 years
Other equipment	5-20 years

The Partnership periodically evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

The Partnership recorded depreciation expense within continuing operations of $2,197,582, $2,150,636, and $2,175,253, in 2004, 2003, and 2002, respectively, and depreciation expense within discontinued operations of $183,930 and $1,162,847 in 2003 and 2002, respectively.

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets.

(d)	Intangible Assets

Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment during the fourth quarter of each year presented and determined that the fair value of the assets exceeded their carrying value. The Partnership determined that there are not conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

(e)	Loan Fees

Loan fees are being amortized using the straight-line method, which approximates the effective interest method, over periods of five to six years (current weighted average remaining useful life of 4.25 years). The Partnership recorded loan fee amortization expense attributable to continuing operations of $137,986, $598,911, and $659,247 in 2004, 2003, and 2002, respectively as interest expense. Amortization expense attributable to discontinued operations was $144,287 and $559,808 in 2003 and 2002, respectively. Amortization of loan fees for each of the next five years and thereafter is expected to be as follows:

2005	$137,959
2006	137,959
2007	137,959
2008	137,959
2009	34,491

$586,327

(f)	Self Insurance

The Partnership began self-insuring for aerial and underground plant in 1996. Beginning in 1997, the Partnership began making quarterly contributions into an insurance fund maintained by an affiliate which covers all Northland entities and would defray a portion of any loss should the Partnership be faced with a significant uninsured loss. To the extent the Partnership’s losses exceed the fund’s balance, the Partnership would absorb any such loss. If the Partnership were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The cost of replacing such equipment and physical plant could have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense for the amount of the loss, net of any amounts to be drawn from the fund. Management suspended contributions throughout 2002 based on its assessment that the current balance would be sufficient to meet potential claims. In 2004 and 2003, the Partnership was required to make contributions and was charged $2,663 and $3,025, respectively, by the fund. As of December 31, 2004, the fund (related to all Northland entities) had a balance of $588,379.

(g)	Revenue Recognition

Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in continuing operations were $831,539, $1,009,019, and $910,320 in 2004, 2003, and 2002, respectively, and local spot advertising revenues in discontinued operations were $111,874 and $577,198 in 2003 and 2002, respectively.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

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

The Partnership can be exposed to credit related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual interest rate and the notional amount of the contract.

The Partnership records all derivative instruments on the balance sheet at fair value. The changes in the fair value of derivatives are recognized in earnings, unless the instrument has been designated and documented as a hedge.

The Partnership elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during 2002, and the Partnership elected not to enter into any new agreements.

Included in interest expense and amortization of loan fees during 2002 is an unrealized gain of $277,449 related to interest rate swap agreements.

(i)	Advertising Costs

The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to continuing operations were $348,967, $532,364, and $465,078 in 2004, 2003, and 2002, respectively, and advertising costs attributable to discontinued operations were $70,509 and $363,155 in 2003 and 2002, respectively.

(j)	Segment Information

The Partnership follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Partnership manages its business and makes operating decisions at the operating segment level. Following the operating segment aggregation criteria in SFAS No. 131, the Partnership reports business activities under a single reportable segment, telecommunications services. Additionally, all of its activities take place in the United States of America.

(k)	Concentration of Credit Risk

The Partnership is subject to concentrations of credit risk from cash investments on deposit at various financial institutions that at times exceed insured limits by the Federal Deposit Insurance Corporation. This exposes the Partnership to potential risk of loss in the event the institution becomes insolvent.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

(l)	Fair Value of Financial Instruments

Financial instruments consist of cash and notes payable. The fair value of the notes payable approximates their carrying value because of their variable interest rates (note 8).

(m)	Recently Adopted Accounting Principals

In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financials statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 is not expected to have a material impact on the Partnership’s consolidated financial statements.

(4)	Income Allocation

All items of income, loss, deduction, and credit are allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received aggregate cash distributions in an amount equal to aggregate capital contributions as defined in the limited partnership agreement. Thereafter, the General Partners are allocated 25% and the Limited Partners are allocated 75% of partnership income and losses. Cash distributions from operations will be allocated in accordance with the net income and net loss percentages then in effect. Prior to the General Partners receiving cash distributions from operations for any year, the Limited Partners must receive cash distributions in an amount equal to the lesser of (i) 50% of the Limited Partners’ allocable share of net income for such year or (ii) the federal income tax payable on the Limited Partners’ allocable share of net income using the then highest marginal federal income tax rate applicable to such net income. Any distributions other than from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be determined according to contractual stipulations in the Partnership Agreement.

The Limited Partners’ total initial contributions to capital were $24,893,000 ($500 per partnership unit). As of December 31, 2004, $3,108,554 ($62.50 per partnership unit) had been distributed to the Limited Partners, and the Partnership has repurchased $65,000 of limited partnership units (130 units at $500 per unit).

(5)	Transactions with General Partner and Affiliates

(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $693,813, $696,815, and $678,414, for 2004, 2003, and 2002, respectively. Management fees charged to discontinued operations by the General Partner were $56,495 and $289,107 in 2003 and 2002, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $811,607, $857,809, and $796,849, for 2004, 2003, and 2002, respectively. Amounts charged to discontinued operations for these services were $65,802 and $293,126 in 2003 and 2002, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations received $135,408, $101,813, and $107,689 under the terms of these agreements during 2004, 2003, and 2002, respectively. The Partnership’s discontinued operations include $10,936 and $38,056 of costs under the terms of these agreements during 2003 and 2002, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2004, 2003, and 2002, the Partnership’s continuing operations include $151,755, $103,464, and $200,504, respectively, for these services. Of this amount, $107,787 and $8,256 were capitalized in 2004 and 2003, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $31,371 and $158,427 in 2003 and 2002, respectively, for these services. None of these amounts were capitalized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

(c)	Due from Affiliates

The receivable from the affiliates consists of the following:

	December 31
	2004	2003
Reimbursable operating costs, net	$15,569	28,670
Other amounts due from affiliates, net	96,391	38,572

	$111,960	67,242

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2004	2003
Management fees	$(10,595)	(27,100)
Reimbursable operating costs, net	82,664	68,403
Other amounts due to (from) General Partner and affiliates, net	(2,644)	10,490

	$69,425	51,793

(6)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2004	2003
Land and buildings	$885,708	885,708
Distribution plant	24,757,732	23,444,488
Other equipment	2,148,600	2,107,671
Leasehold improvements	26,178	26,178
Construction in progress	67,187	124,095

	$27,885,405	26,588,140

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31
	2004	2003
Accounts payable	$100,888	138,505
Program license fees	478,102	368,285
Interest	108,584	186,244
Franchise fees	283,670	205,942
Pole rental	136,385	109,656
Payroll	60,195	65,384
Taxes	67,531	88,788
Copyright fees	26,322	30,486
Other	1,244	5,544

	$1,262,921	1,198,834

(8)	Note Payable

On November 6, 2003, the Partnership refinanced its existing credit facility with a new lender. In connection with terminating the former credit facility, the Partnership wrote off remaining loan fee assets and accrued interest liabilities, which resulted in a gain on extinguishment of debt of $35,591. The credit facility established a term loan in the amount of $21,500,000, the proceeds from which were used to repay the Partnership’s existing credit facilities, to provide working capital and for other general purposes.

In March 2005, the Partnership agreed to certain terms and conditions with its existing lender and amended its term loan agreement, referred herein as the Refinanced Credit Facility. The terms of the amendment modify the principal repayment schedule, the interest rate margins and various covenants (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership and matures March 31, 2009.

The interest rate per annum applicable to the Refinanced Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the U.S. dollar prime commercial lending rate announced by the lender (Base Rate), plus a borrowing margin; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin. Under the amendment to the term loan agreement, the applicable borrowing margins vary, based on the Partnership’s leverage ratio, from 2.75% to 3.50% for Base Rate loans and from 3.75% to 4.50% for LIBOR loans. Under the terms of the amendment to the term loan agreement, in the event that the Partnership has not completed the sale of the Brenham and Bay City Systems by June 30, 2005, the proceeds from which are required to be used to repay amounts outstanding under the credit facility, the margin would increase by an additional 1.50%. If the sales of these systems are not completed by September 30, 2005, the margin would increase by an additional 1.50%. Such increases would be eliminated upon the sales of the Brenham and Bay City Systems.

In addition, in the event the Partnership prepays the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership would be required to pay a Prepayment Fee to the lender, as defined by the terms of the Refinanced Credit Facility.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

As of December 31, 2004 and 2003, the balance of the Refinanced Credit Facility was $18,275,000 and $21,500,000, respectively.

Annual maturities of the note payable after December 31, 2004, are as follows:

2005	$500,000
2006	4,379,000
2007	5,410,000
2008	6,440,000
2009	1,546,000

$18,275,000

The amendment to the term loan agreement also modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant will not be measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000. As of December 31, 2004, the Partnership was not in compliance with the Minimum Total Debt Service Coverage Ratio and Maximum Total Leverage Ratio covenants required by the Refinanced Credit Facility, however, appropriate waivers have been obtained. Management believes it is probable that the Partnership will be in compliance throughout 2005.

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

There was no taxable income allocated to the Limited Partners in any of the three years in the period ended December 31, 2004. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the Limited Partners is different from that reported in the statement of operations principally due to the differences in depreciation and amortization expense allowed for tax purposes and the amounts recognized under accounting principles generally accepted in the United States of America. Historically, there were no other significant differences between taxable income and the net loss reported in the statements of operations.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

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

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense attributable to continuing operations, related to these leases was $38,606, $39,983, and $38,365 in 2004, 2003, and 2002, respectively. Rental expense attributable to discontinued operations related to these leases was $7,065 and $36,106 in 2003 and 2002, respectively. Minimum lease payments through the end of the lease terms are as follows:

2005	$28,740
2006	10,074
2007	744

$39,558

The Partnership also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals attributable to continuing operations for the years ended December 31, 2004, 2003, and 2002 was $221,992, $172,742, and $192,720 respectively. Rent expense incurred for pole rentals attributable to discontinued operations for the years ended December 31, 2003 and 2002 was $29,440 and $137,536, respectively.

(b)	Effects of Regulations

The operation of a cable system is extensively regulated at the federal, local, and, in some instances, state levels. The Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act), and the 1996 Telecommunications

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

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

Cable Rate Regulation – Although the FCC established the rate regulatory scheme pursuant to the 1992 Cable Act, local municipalities, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates.

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

Electric Utility Entry into Telecommunications and Cable Television – The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority to engage in activities that could include the provision of video programming.

Must Carry and Retransmission Consent – The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

Access Channels – Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational, and governmental access

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions, and maximum rates a cable operator may charge for commercial leased access use.

Inside Wiring – In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a fee, where this fee is permissible.

State and Local Regulation – Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional or renew existing franchises.

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

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its Washington Systems. The Washington Systems were sold at a price of approximately $20,340,000 of which the Partnership received approximately $19,280,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s credit agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $1,060,000 was to be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Partnership received notice from the buyer of the Washington Systems of certain claims, which were made under the holdback agreement provisions of the

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $412,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The Partnership has filed a lawsuit against the buyer of the Washington Systems for recovery of the remaining escrow proceeds and unspecified damages. The escrow proceeds in excess of the claims were released to the Partnership in March 2004.

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

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

The revenue, expenses and other items attributable to the operations of the Washington Systems for the period from January 1, 2003 to March 11, 2003 (the date of the sale of the Washington Systems), and for the year ended December 31, 2002 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	2003	2002
Service revenues	$1,129,917	5,782,162

Expenses:
Operating (including $16,803 and $86,892 paid to affiliates in 2003 and 2002, respectively)	143,763	605,973
General and administrative (including $121,130, and $568,486 paid to affiliates in 2003 and 2002 respectively)	270,780	1,379,508
Programming (including $26,671 and $123,338 paid to affiliates in 2003 and 2002, respectively)	388,367	1,851,068
Depreciation and amortization	183,930	1,162,847

Income from operations	143,077	782,766

Other income (expense):
Interest expense and amortization of loan fees	(491,417)	(1,846,422)
Gain on sale of systems	14,027,857	—

Income (loss) from operations of Washington Systems, net	$13,679,517	(1,063,656)

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems.

(12)	Solicitation of Interest From Potential Buyers

During 2003 and 2004, the General Partner was working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. In September 2003, the broker contacted numerous potential purchasers and solicited their respective expressions of interest. In response to that solicitation, several qualified purchasers expressed various degrees of interest in purchasing one or more of the cable systems owned by the Partnership.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

Despite ongoing efforts, the General Partner has been unable to secure suitable agreements for the sale of all the Partnership’s assets. Offers for what were considered to be fair value were received for all of the Partnership’s assets. However, due to the lack of available financing, certain offers were withdrawn and the Managing General Partner is continuing to negotiate with purchasers for the sale of some of the Partnership’s cable systems. If these sales are consummated, they will not result in an early liquidation of the Partnership, but they will allow the Partnership to significantly pay down its existing bank debt, thereby providing greater flexibility for future operations while continuing to explore additional opportunities to market the remaining assets. Management does not feel that the lack of viable purchase offers for the Partnership’s remaining cable systems reflect a lack of value in those systems or a concern over the operational capabilities of those systems. Instead, based on experience, many factors affect the market for cable television systems over time, including whether the various companies participating in the cable television industry are generally in an acquisition mode, the availability of financing through lenders or investors and the number of other systems that are either on the market or forecasted to soon be offered for sale.

It is management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of receiving a solid purchase offer from a financially viable purchaser at any specific time. Notwithstanding, in the middle of 2005 the General Partner will aim to revisit soliciting offers from potential purchasers for the Partnership’s remaining assets, however, the ultimate outcome of these activities can not be forecasted at this time.

(13)	Subsequent Events

On February 2, 2005, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system serving the community of Brenham, Texas to Cequel III Communications I, LLC, an unaffiliated third party. The transaction is expected to close by the end of the second quarter of 2005, and is subject to customary closing conditions.

The terms of the purchase and sale agreement included a sales price of $2,291 per subscriber, and requires that approximately $850,000 of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Management estimates that the net proceeds to be received upon closing will be approximately $6.8 million, substantially all of which will be used to pay down amounts outstanding under the Partnership’s Refinanced Credit Facility.

On February 24, 2005, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system serving the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The transaction is expected to close by the end of the second quarter of 2005, and is subject to customary closing conditions.

The terms of the purchase and sale agreement included a sales price of $2,206 per subscriber, and requires that approximately 10% of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Management estimates that the net proceeds to be received upon closing will be approximately $8.3 million, substantially all of which will be used to pay down amounts outstanding under the Partnership’s Refinanced Credit Facility

In March 2005, the Partnership agreed to certain terms and conditions with its existing lender and amended its term loan agreement. See note 8 for further discussion.