Form 10-Q
period 2005-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2005-05-16
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS

Cash	$241,420	$65,547
Accounts receivable, net	79,580	341,965
Due from affiliates	156,759	111,960
Prepaid expenses	148,428	134,282
System sale receivable	411,600	411,600
Property and equipment, net of accumulated depreciation of $9,349,086 and $17,294,389 respectively	6,645,055	10,591,016
Franchise agreements, net of accumulated amortization of $10,321,148 and $10,321,249, respectively	9,606,996	9,607,185
Loan fees and other intangibles, net of accumulated amortization of $890,280 and $852,973, respectively	686,082	586,327
Assets of discontinued operations	4,011,610	—

Total assets	$21,987,530	$21,849,882

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$686,635	$1,262,921
Due to Managing General Partner and affiliates	71,075	69,425
Deposits	15,780	20,852
Subscriber prepayments	245,311	346,281
Notes payable	18,275,000	18,275,000
Liabilities of discontinued operations	572,819	—

Total liabilities	19,866,620	19,974,479

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(165,892)	(168,347)

	(191,259)	(193,714)

Limited Partners:
Contributed capital, net	18,735,576	18,735,576
Accumulated deficit	(16,423,407)	(16,666,459)

	2,312,169	2,069,117

Total partners’ capital (deficit)	2,120,910	1,875,403

Total liabilities and partners’ capital (deficit)	$21,987,530	$21,849,882

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2005	2004
Service revenues	$2,113,012	$2,179,320

Expenses:
Cable system operations (including $33,060 and $32,080 to affiliates in 2005 and 2004, respectively), excluding depreciation and amortization shown below	183,919	192,376
General and administrative (including $209,065 and $214,177 to affiliates in 2005 and 2004, respectively)	529,352	537,356
Programming (including $402 and $2,061 to affiliates in 2005 and 2004, respectively)	695,386	681,726
Depreciation and amortization	391,236	378,770
(Gain) loss on disposal of assets	(24,242)	5,047

	1,775,651	1,795,275

Income from operations	337,361	384,045

Other income (expense):
Interest expense and amortization of loan fees	(64,882)	(104,057)
Interest income and other, net	—	3,798

	(64,882)	(100,259)

Income from continuing operations	272,479	283,786

Discontinued operations (note 3)
Loss from operations of Brenham and Bay City systems, net	(26,972)	(27,567)

Net income	$245,507	$256,219

Allocation of net income:

General Partners	$2,455	$2,562

Limited Partners	$243,052	$253,657

Income from continuing operations per limited partnership unit (49,656 units):	$5	$6

Income from discontinued operations per limited partnership unit (49,656 units):	$(1)	$(1)

Net income per limited partnership unit: (49,656 units)	$5	$5

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$245,507	$256,219
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	467,114	545,186
Loan fee amortization	37,307	34,910
(Gain) loss on sale of assets	(23,832)	5,047
Other	11,895	3,501
(Increase) decrease in operating assets:
Accounts receivable	60,584	136,478
Due from affiliates	(44,799)	(103,050)
Prepaid expenses	(105,732)	(138,637)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(212,034)	(123,712)
Due to Managing General Partner and affiliates	1,650	(39,881)
Deposits	2,668	2,005
Subscriber prepayments	99,447	71,915

Net cash provided by operating activities	539,775	649,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(181,204)	(383,894)
Proceeds from sale of systems	—	708,894
Proceeds from insurance	24,242	—
Proceeds from sale of assets	—	1,000

Net cash (used in) provided by investing activities	(156,962)	326,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	—	(806,250)
Loan fees	(137,062)	(1,188)

Net cash used in financing activities	(137,062)	(807,438)

INCREASE IN CASH	245,751	168,543

CASH, beginning of period	65,547	758,694

CASH, end of period	$311,298	$927,237

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$428,077	$353,647

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2005, its statements of operations for the three months ended March 31, 2005 and 2004, and its statements of cash flows for the three months ended March 31, 2005 and 2004. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.

On February 2, 2005 and February 24, 2005, the Partnership executed purchase and sale agreements to sell the operating assets and franchise rights of its cable systems serving the communities of Brenham and Bay City, Texas, respectively. The Brenham and Bay City systems serve approximately 3,400 and 4,300 subscribers, respectively. As management believes that the sale of these assets is probable, the assets associated with the transactions are considered to be held for sale, as defined in SFAS No. 144. Accordingly, the accompanying financial statements report the operations of these systems for the periods presented as discontinued operations.

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

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2005 (9 months)	$128,640
2006	171,521
2007	171,521
2008	171,521
2009	42,879

$686,082

(3) System Sales

On February 2, 2005, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system serving the community of Brenham, Texas. The terms of the purchase and sale agreement included a sales price of $2,291 per subscriber, and requires that approximately $850,000 of the gross proceeds be placed in escrow to secure compliance with representations and warranties. These escrow proceeds are to be released to the Partnership eighteen months from the closing of the transaction. Management estimates that the net proceeds to be received upon closing will be approximately $6.7 million, substantially all of which will be used to pay down amounts outstanding under the Partnership’s Credit Facility (currently $18,275,000).

On February 24, 2005, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system serving the community of Bay City, Texas. The terms of the purchase and sale agreement included a sales price of $2,206 per subscriber, and requires that approximately 10% of the gross proceeds be placed in escrow to secure compliance with representations and warranties. These escrow proceeds are to be released to the Partnership eighteen months from the closing of the transaction. Management estimates that the net proceeds to be received upon closing will be approximately $8.2 million, substantially all of which will be used to pay down amounts outstanding under the Partnership’s Credit Facility (currently $18,275,000).

Both of these transactions are expected to close by the end of the second quarter of 2005, and management believes that the sale of these assets is probable. Accordingly, the assets associated with the transactions are considered to be held for sale, as defined in SFAS No. 144 and the operations of these systems, for the periods presented, have been presented as discontinued operations.

The assets and liabilities attributable to the Brenham and Bay City systems as of March 31, 2005 and December 31, 2004 consist of the following:

	As of	As of
	March 31, 2005	December 31, 2004
Cash	$69,878	$16,893
Accounts receivable	201,801	179,757
Prepaid expenses	91,586	54,039

Property and equipment (net of accumulated depreciation of $8,412,417 and $8,336,538)	3,648,156	3,695,924

Franchise agreements (net of accumulated amortization of $101)	189	189

Total assets	$4,011,610	$3,946,802

Accounts payable and accrued expenses	$364,662	$433,206
Deposits	7,740	6,552
Subscriber prepayments	200,417	176,969

Total liabilities	$572,819	$616,727

In addition, the revenue, expenses and other items attributable to the operations of the Brenham and Bay City systems for the three months ended March 31, 2005 and 2004 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	For the three months ended March 31,
	2005	2004
Service revenues	$1,281,881	$1,324,533

Expenses:
Operating (including $13,630 and $6,489 received from affiliates in 2005 and 2004, respectively)	93,251	97,011
General and administrative (including $112,240 and $115,125 paid to affiliates in 2005 and 2004, respectively)	321,975	338,042
Programming (including $388 and $0 paid to affiliates in 2005 and 2004, respectively)	525,423	513,034
Depreciation and amortization	75,878	166,416
Loss on disposal of assets	410	—

	1,016,937	1,114,501

Income from operations	264,944	210,032

Other income (expense):
Interest expense and amortization of loan fees	(291,916)	(237,599)

Loss from operations of Brenham and Bay City systems, net	$(26,972)	$(27,567)

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $14,950,000 in expected principal payments, which will be applied to the term loan upon closing of the transactions.

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

     Annual maturities of the note payable after March 31, 2005, are as follows:

2005	$500,000
2006	4,379,000
2007	5,410,000
2008	6,440,000
2009	1,546,000

$18,275,000

The amendment to the term loan agreement also modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant will not be measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000. As of March 31, 2005, the Partnership was in compliance with the terms of the loan agreement.

As of March 31, 2005, the balance under the credit facility is $18,275,000 and applicable interest rates are as follows: $16,500,000 at a LIBOR based interest rate of 7.35% and $1,775,000 at a LIBOR based interest rate of 7.59%. These interest rates expire during the second quarter of 2005, at which time, new rates will be established.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Results of Continuing Operations — Three Months Ended March 31, 2005 and 2004

Revenues from continuing operations totaled $2,113,012 for the three months ended March 31, 2005, representing a decrease of $66,308 or approximately 3% from the same period in 2004. Rate increases implemented during 2004 and increased revenue from the Partnership’s Internet product were offset by decreases in subscribers. Total basic subscribers attributable to continuing operations decreased from 15,088 as of March 31, 2004 to 14,272 as of December 31 2005. The loss in subscribers is a result of several factors including competition from DBS providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.

Of these revenues, $1,495,158 (71%) was derived from basic services, $135,569 (6%) from premium services, $250,506 (12%) from expanded basic services, $21,062 (1%) from digital services, $34,353 (2%) from high speed Internet services, $63,542 (3%) from advertising, $39,035 (2%) from late fees, and $73,787 (3%) from other sources.

Cable system operations expenses attributable to continuing operations totaled $183,919 for the three months ended March 31, 2005, a decrease of $8,457 or approximately 4% over the same period in 2004. Such decrease is primarily attributable to decreased operating salaries and employee benefit costs and decreased system maintenance costs.

General and administrative expenses attributable to continuing operations totaled $529,352 for the three months ended March 31, 2005, a decrease of $8,004 or approximately 1% over the same period in 2004. This decrease is primarily attributable to decreases in revenue based fees such as franchise and management fees, decreased property taxes and audit fees, and decreases in other administrative overhead costs.

Programming expenses attributable to continuing operations totaled $695,386 for the three months ended March 31, 2005, representing an increase of $13,660 or approximately 2% over the same period in 2004. Such increase is primarily attributable to an increase in the costs associated with the Partnership’s high-speed Internet product and higher costs charged by various program suppliers, offset by a decrease in advertising expenses

Depreciation and amortization expense attributable to continuing operations for the three months ended March 31, 2005 increased from $378,770 for the three months ended March 31, 2004 to $391,236 for the same period in 2005. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees allocated to continuing operations decreased approximately $39,175, or approximately 38% from $104,057 to $64,882 for the three months ended March 31, 2005. This decrease is attributable to lower average outstanding indebtedness as a result of required principal repayments offset by higher interest rates during the first quarter of 2005 as compared to 2004.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $14,950,000 in expected principal payments, which will be applied to the term loan upon closing of the transactions.

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

Net cash provided by operating activities totaled $539,775 for the three months ended March 31, 2005. Adjustments to the $245,507 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation and amortization of $467,114 and loan fee amortization of $37,307, offset by a gain on the disposal of assets of $23,832 and changes in other operating assets and liabilities of $198,216.

Net cash used in investing activities consisted of $181,204 in capital expenditures, offset by the receipt of $24,242 in insurance proceeds for the three months ended March 31 2005.

Net cash used in financing activities for the three months ended March 31, 2005, consisted of $137,062 in loan fee payments that were made in connection with the amendment to the term loan agreement.

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

Annual maturities of the note payable after March 31, 2005, are as follows:

2005	$500,000
2006	4,379,000
2007	5,410,000
2008	6,440,000
2009	1,546,000

$18,275,000

The amendment to the term loan agreement also modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 4.75 to 1.00, decreasing over time to 3.50 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant will not be measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000. As of March 31, 2005, the Partnership was in compliance with the terms of the loan agreement.

As of March 31, 2005, the balance under the credit facility is $18,275,000 and applicable interest rates are as follows: $16,500,000 at a LIBOR based interest rate of 7.35% and $1,775,000 at a LIBOR based interest rate of 7.59%. These interest rates expire during the second quarter of 2005, at which time, new rates will be established.

System Sales

On February 2, 2005, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system serving the community of Brenham, Texas. The terms of the purchase and sale agreement included a sales price of $2,291 per subscriber, and requires that approximately $850,000 of the gross proceeds be placed in escrow to secure compliance with representations and warranties. These escrow proceeds are to be released to the Partnership eighteen months from the closing of the transaction. Management estimates that the net proceeds to be received upon closing will be approximately $6.7 million, substantially all of which will be used to pay down amounts outstanding under the Partnership’s Credit Facility (currently $18,275,000).

On February 24, 2005, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system serving the community of Bay City, Texas. The terms of the purchase and sale agreement included a sales price of $2,206 per subscriber, and requires that approximately 10% of the gross proceeds be placed in escrow to secure compliance with representations and warranties. These escrow proceeds are to be released to the Partnership eighteen months from the closing of the transaction. Management estimates that the net proceeds to be received upon closing will be approximately $8.2 million, substantially all of which will be used to pay down amounts outstanding under the Partnership’s Credit Facility (currently $18,275,000).

Both of these transactions are expected to close by the end of the second quarter of 2005, and management believes that the sale of these assets is probable. Accordingly, the assets associated with the transactions are considered to be held for sale, as defined in SFAS No. 144 and the operations of these systems, for the periods presented, have been presented as discontinued operations.

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around the communities of Sequim and Camano Island, Washington (the “Washington Systems”). In association with this transaction, approximately $1,060,000 was to be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Partnership received notice from the buyer of the Washington Systems of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $412,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The escrow proceeds in excess of the claims were released to the Partnership in March of 2004. The Partnership has filed a lawsuit against the buyer of the Washington Systems for recovery of the remaining escrow proceeds and unspecified damages and a trial date has been set for September of 2005.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2005:

		Payments Due By Period
		Less than 1	1 - 3	3 - 5	More than
	Total	year	years	years	5 years

Notes payable	$18,275,000	$1,594,750	$10,304,250	$6,376,000	$—
Minimum operating lease payments	29,184	21,165	8,019	—	—

Total	$18,304,184	$1,615,915	$10,312,269	$6,376,000	$—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2005.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s notes payable exclude interest expense.

Capital Expenditures

During the first three months of 2005, the Partnership paid approximately $180,000 in capital expenditures. These expenditures included the continuation of distribution plant upgrades in both Toccoa and Royston, Georgia, and the continued launch of high speed Internet services in areas served by the Partnership’s systems.

Management has budgeted that the Partnership will spend approximately $2,000,000 on capital expenditures during the remainder of 2005. Planned expenditures include the continuation of distribution plant upgrades and two way activation in all of the Georgia systems, the launch of digital and high-speed Internet services in Sandersville, Georgia, potential line extension opportunities, vehicle replacements and the continued deployment of high-speed Internet services in certain areas of the Partnership’s systems.

Recently Issued Accounting Pronouncements

In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financials statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 does not have a material impact on the Partnership’s financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $183,000.

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

There has been no change in the Partnership’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

The Partnership has filed a lawsuit against the buyer of the Washington Systems for recovery of the remaining escrow proceeds and unspecified damages and a trial date has been set for September of 2005.

In addition, The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial conditions, prospects or debt service abilities.

ITEM 2 Changes in securities

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 12, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 12, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 12, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 12, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

Form 8-K filed on April 8, 2005 Letter to limited partners regarding mini-tender offer dated April 7, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

BY: Northland Communications Corporation,
General Partner

SIGNATURES		CAPACITIES	DATE
/s/	RICHARD I. CLARK	Executive Vice President, Treasurer and	5-16-05

	Richard I. Clark	Assistant Secretary

/s/	GARY S. JONES	President	5-16-05

Gary S. Jones