Form 10-Q
period 2005-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2005-08-15
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Yes ☐ No ☑

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2005	2004
Service revenues	$4,234,699	$4,366,625

Expenses:
Cable system operations (including $64,131and $68,004 to affiliates in 2005 and 2004, respectively), excluding depreciation and amortization shown below	380,629	375,864
General and administrative (including $431,531 and $432,100 to affiliates in 2005 and 2004, respectively)	1,076,485	1,085,545
Programming (including $1,054 and $2,112 to affiliates in 2005 and 2004, respectively)	1,381,628	1,349,472
Depreciation and amortization	781,964	759,897
(Gain) loss on disposal of assets	(21,213)	9,804

	3,599,493	3,580,582

Income from operations	635,206	786,043

Other income (expense):
Interest expense and amortization of loan fees	(165,356)	(219,570)
Interest income and other, net	268	3,524

	(165,088)	(216,046)

Income from continuing operations	470,118	569,997

Discontinued operations (note 3)
Income (loss) from operations of Brenham and Bay City systems, net (including gain on sale of systems of $7,253,829 in 2005)	7,162,355	(13,669)

Net income	$7,632,473	$556,328

Allocation of net income:

General Partners	$76,325	$5,563

Limited Partners	$7,556,148	$550,765

Income from continuing operations per limited partnership unit (49,656 units):	$9	$11

Income from discontinued operations per limited partnership unit (49,656 units):	$143	$(0)

Net income per limited partnership unit: (49,656 units)	$152	$11

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2005	2004
Service revenues	$2,121,584	$2,187,309

Expenses:
Cable system operations (including $31,071 and $35,924 to affiliates in 2005 and 2004, respectively), excluding depreciation and amortization shown below	196,710	183,486
General and administrative (including $222,466 and $217,923 to affiliates in 2005 and 2004, respectively)	547,140	548,187
Programming (including $652 and $51 to affiliates in 2005 and 2004, respectively)	686,240	667,743
Depreciation and amortization	390,729	381,127
(Gain) loss on disposal of assets	3,029	4,757

	1,823,848	1,785,300

Income from operations	297,736	402,009

Other income (expense):
Interest expense and amortization of loan fees	(85,938)	(103,658)
Interest income and other, net	272	(274)

	(85,666)	(103,932)

Income from continuing operations	212,070	298,077

Discontinued operations (note 3)
Income from operations of Brenham and Bay City systems, net (including gain on sale of systems of $7,254,239 in 2005)	7,174,896	2,032

Net income	$7,386,966	$300,109

Allocation of net income:

General Partners	$73,870	$3,001

Limited Partners	$7,313,096	$297,108

Income from continuing operations per limited partnership unit (49,656 units):	$4	$6

Income from discontinued operations per limited partnership unit (49,656 units):	$143	$0

Net income per limited partnership unit: (49,656 units)	$147	$6

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,632,473	$556,328
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	857,842	1,094,873
Loan fee amortization	73,978	70,060
(Gain) loss on sale of assets	(7,275,042)	9,803
Other	20,686	13,237
(Increase) decrease in operating assets:
Accounts receivable	41,613	77,447
Due from affiliates	(55,758)	(50,283)
Prepaid expenses	(78,259)	(76,663)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(196,504)	(43,711)
Due to Managing General Partner and affiliates	(6,691)	12,203
Deposits	1,570	1,947
Subscriber prepayments	58,480	23,265

Net cash provided by operating activities	1,074,388	1,688,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(660,882)	(770,302)
Proceeds from sale of systems	8,448,517	708,894
Proceeds from related party insurance fund and sale of assets	24,992	1,000

Net cash provided by (used in) investing activities	7,812,627	(60,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(8,113,073)	(1,612,500)
Loan fees	(137,062)	(3,652)

Net cash used in financing activities	(8,250,135)	(1,616,152)

INCREASE IN CASH	636,880	11,946

CASH, beginning of period	65,547	758,694

CASH, end of period	$702,427	$770,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$864,773	$644,550

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2005, its statements of operations for the six and three months ended June 30, 2005 and 2004, and its statements of cash flows for the six months ended June 30, 2005 and 2004. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.
On June 30, 2005 and August 1, 2005, the Partnership completed sales of the operating assets and franchise rights of its cable systems serving the communities of Bay City and Brenham, Texas, respectively. The Bay City and Brenham systems served approximately 4,250 and 3,300 subscribers, respectively. This filing and the accompanying financial statements present the results of operations and sale of the Bay City and Brenham systems as discontinued operations.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2005 (6 months)	$48,399
2006	96,797
2007	96,797
2008	96,797
2009	24,200

$362,990

(3) System Sales
On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,324,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement (note 4). The Partnership recorded a gain from the sale of the Bay City System of approximately $7,130,000.
On August 1, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Brenham, Texas to Cequel III Communications I, LLC, an unaffiliated third party. The Brenham system was sold at a price of approximately $7,572,000 of which the Partnership received approximately $6,638,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $850,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. The proceeds, less $300,000 retained for capital spending purposes, were used to pay down amounts outstanding under the term loan agreement. Under the terms of an amendment to the term loan agreement, executed in August of 2005, the Partnership was allowed to retain $300,000 of these proceeds for capital spending purposes. The Partnership expects to record a gain from the sale of the Brenham system of approximately $5,600,000, during the third quarter of 2005.
The assets and liabilities attributable to the Brenham system as of June 30, 2005 and to the Brenham and Bay City systems as of December 31, 2004 consist of the following:

	As of	As of
	June 30, 2005	December 31, 2004

Cash	$46,926	$16,893
Accounts receivable	60,000	179,757
Prepaid expenses	50,942	54,039

Property and equipment (net of accumulated depreciation of $3,616,160 and $8,336,538)	1,984,487	3,695,924

Franchise agreements (net of accumulated amortization of $101)	189	189

Total assets	$2,142,544	$3,946,802

Accounts payable and accrued expenses	$170,115	$433,206
Deposits	5,956	6,552
Subscriber prepayments	114,802	176,969

Total liabilities	$290,873	$616,727

In addition, the revenue, expenses and other items attributable to the operations of the Brenham and Bay City systems during the periods presented in this filing have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	For the six months ended June 30,
	2005	2004
Service revenues	$2,556,822	$2,665,908

Expenses:
Operating (including $26,288 and $18,209 received from affiliates in 2005 and 2004, respectively)	189,461	193,225
General and administrative (including $229,127 and $234,313 paid to affiliates in 2005 and 2004, respectively)	632,295	673,917
Programming (including $991 paid to affiliates and $69 received from affiliates in 2005 and 2004, respectively)	1,049,575	1,024,675
Depreciation and amortization	75,878	334,976
Gain on disposal of assets	(7,253,829)	—

	(5,306,620)	2,226,793

Income from operations	7,863,442	439,115

Other income (expense):
Interest expense and amortization of loan fees	(701,087)	(452,784)

Income (loss) from operations of Brenham and Bay City systems, net	$7,162,355	$(13,669)

	For the three months ended June 30,
	2005	2004
Service revenues	$1,275,042	$1,341,371

Expenses:
Operating (including $12,658 and $11,720 received from affiliates in 2005 and 2004, respectively)	96,211	96,216
General and administrative (including $116,887 and $119,188 paid to affiliates in 2005 and 2004, respectively)	310,316	335,877
Programming (including $603 paid to affiliates and $69 Received from affiliates in 2005 and 2004, respectively)	524,154	511,646
Depreciation and amortization	—	168,560
Gain on disposal of assets	(7,254,239)	—

	(6,323,558)	1,112,299

Income from operations	7,598,600	229,072

Other income (expense):
Interest expense and amortization of loan fees	(423,704)	(227,040)

Income from operations of Brenham and Bay City systems, net	$7,174,896	$2,032

The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $14,207,000 in expected principal payments, which were applied to the term loan upon closing of the transactions. In addition, the Partnership was required to pay a prepayment fee of approximately $125,000 to its lender, as a result of the prepayment of the term loan with the Bay City proceeds. This entire amount, which has been classified as interest expense, has been allocated to discontinued operations.
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
(4) Notes Payable
In August of 2005, as a result of the sale of the Brenham and Bay City systems, the Partnership further amended the terms and conditions of its term loan agreement. The terms of the amendment modify the principal repayment schedule, the interest rate margins and various covenants (described below), and allowed the Partnership to retain $300,000 of the proceeds from the sale of the Brenham system, to be used for capital spending purposes. The term loan is collateralized by a first lien position on all present and future assets of the Partnership and matures March 31, 2009.
The interest rate per annum applicable to the Partnership’s existing credit facility (the Refinanced Credit Facility) is a fluctuating rate of interest measured by reference to either: (i) the U.S. dollar prime commercial lending rate announced by the lender (Base Rate), plus a borrowing margin; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin. Under the amendment to the term loan agreement, the applicable borrowing margins vary, based on the Partnership’s leverage ratio, from 2.75% to 3.50% for Base Rate loans and from 3.75% to 4.50% for LIBOR loans.
Because the Partnership prepaid the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership was required to pay a prepayment fee to the lender, as defined by the terms of the Refinanced Credit Facility. The Partnership paid approximately $125,000 as a result of the prepayment of the term loan with the Bay City proceeds, and paid approximately $93,000 upon remitting the Brenham sale proceeds.
Annual maturities of the Refinanced Credit Facility after effecting for repayments associated with the sales of the Brenham and Bay City systems are as follows:

2005	$111,292
2006	974,696
2007	1,204,180
2008	1,433,440
2009	344,115

$4,067,723

The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant will not be measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000.
As of June 30, 2005, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $4,067,723 at a LIBOR based interest rate of 7.83%. This interest rate expires during the third quarter of 2005, at which time, a new rate will be established.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Six Months Ended June 30, 2005 and 2004
Total basic subscribers attributable to continuing operations decreased from 14,121 as of December 31, 2004 to 13,774 as of June 30 2005. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenues from continuing operations totaled $4,234,699 for the six months ended June 30, 2005, representing a decrease of $131,926 or approximately 3% from the same period in 2004. Revenues from continuing operations for the six months ended June 30, 2005 were comprised of the following sources:
•	$3,055,951 (72%) from basic services

•	$436,736 (10%) from expanded basic services

•	$266,691 (6%) from premium services

•	$133,272 (3%) from advertising

•	$82,502 (2%) from high speed Internet services

•	$78,181 (2%) from late fees

•	$46,350 (1%) from digital services

•	$135,016 (4%) from other sources
Average monthly revenue per subscriber increased $1.29 or approximately 3% from $48.95 for the six months ended June 30, 2004 to $50.24 for the six months ended June 30, 2005. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2005 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue, offset by the aforementioned decrease in subscribers.
Cable system operations expenses attributable to continuing operations totaled $380,629 for the six months ended June 30, 2005, an increase of $4,765 or approximately 1% over the same period in 2004. Such increase is primarily attributable to increased pole and site rental costs in certain areas of the Partnership’s systems.
General and administrative expenses attributable to continuing operations totaled $1,076,485 for the six months ended June 30, 2005, a decrease of $9,060 or approximately 1% from the same period in 2004. This decrease is primarily attributable to decreases in revenue based fees such as franchise and management fees, offset by an increase in bad debt expenses and audit costs.
Programming expenses attributable to continuing operations totaled $1,381,628 for the six months ended June 30, 2005, representing an increase of $32,156 or approximately 2% over the same period in 2004. Such increase is primarily attributable to an increase in the costs associated with the Partnership’s high-speed Internet product and higher costs charged by various program suppliers, offset by the aforementioned decrease in subscribers.
Depreciation and amortization expense attributable to continuing operations for the six months ended June 30, 2005 increased from $759,897 for the six months ended June 20, 2004 to $781,964 for the same period in 2005. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.
Interest expense and amortization of loan fees allocated to continuing operations decreased approximately $54,214, or approximately 25% from $219,570 to $165,356 for the six months ended June 30, 2005. This decrease is attributable to lower average outstanding indebtedness as a result of required principal repayments offset by higher interest rates during the first quarter of 2005 as compared to 2004.

The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $14,207,000 in expected principal payments, which were applied to the term loan upon closing of the transactions. In addition, the Partnership was required to pay a prepayment fee of approximately $125,000 to its lender, as a result of the prepayment of the term loan with the Bay City proceeds. This entire amount, which has been classified as interest expense, has been allocated to discontinued operations.
Results of Continuing Operations — Three Months Ended June 30, 2005 and 2004
Total basic subscribers attributable to continuing operations decreased from 14,272 as of March 31, 2005 to 13,774 as of June 30, 2005.
Revenues from continuing operations totaled $2,121,584 for the three months ended June 30, 2005, representing a decrease of $65,725 or approximately 3% from the same period in 2004. Revenues from continuing operations for the three months ended June 30, 2005 were comprised of the following sources:
•	$1,560,794 (74%) from basic services

•	$186,229 (9%) from expanded basic services

•	$131,022 (6%) from premium services

•	$69,730 (3%) from advertising

•	$48,150 (2%) from high speed Internet services

•	$39,146 (2%) from late fees

•	$25,287 (1%) from digital services

•	$61,226 (3%) from other sources
Average monthly revenue per subscriber increased $1.29 or approximately 3% from $49.58 for the three months ended June 30, 2004 to $50.87 for the three months ended June 30, 2005. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2005 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue, offset by the aforementioned decrease in subscribers.
Cable system operations expenses attributable to continuing operations totaled $196,710 for the three months ended June 30, 2005, an increase of $13,224 or approximately 7% over the same period in 2004. Such increase is primarily attributable to increased operating salaries and employee benefit costs and increased system vehicle expenses.
General and administrative expenses attributable to continuing operations totaled $547,140 for the three months ended June 30, 2005, remaining relatively constant with the same period in 2004. Decreases in revenue based expenses such as management fees and franchise fees were offset by increases in billing service fees, audit fees and bad debt expenses.
Programming expenses attributable to continuing operations totaled $686,240 for the three months ended June 30, 2005, representing an increase of $18,497 or approximately 3% over the same period in 2004. Such increase is primarily attributable to an increase in the costs associated with the Partnership’s high-speed Internet product and higher costs charged by various program suppliers, offset by the aforementioned decrease in subscribers.
Depreciation and amortization expense attributable to continuing operations for the three months ended June 30, 2005 increased from $381,127 for the three months ended June 20, 2004 to $390,729 for the same period in 2005. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.
Interest expense and amortization of loan fees allocated to continuing operations decreased approximately $17,720, or approximately 17% from $103,658 to $85,938 for the three months ended June 30, 2005. This decrease is attributable to lower average outstanding indebtedness as a result of required principal repayments offset by higher interest rates during the first quarter of 2005 as compared to 2004.
The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $14,207,000 in expected principal payments, which were applied to the term loan upon closing of the transactions. In addition, the Partnership was required to pay a prepayment fee of approximately $125,000 to its lender, as a result of the prepayment of the term loan with the Bay City proceeds. This entire amount, which has been classified as interest expense, has been allocated to discontinued operations.

Liquidity and Capital Resources
The Partnership’s primary source of liquidity is cash flow provided by operations and sales of systems. The Partnership generates cash through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, debt service, planned capital expenditures and working capital needs over the next twelve-month period.
Net cash provided by operating activities totaled $1,074,388 for the six months ended June 30, 2005. Adjustments to the $7,632,473 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation and amortization of $857,842 and loan fee amortization of $73,978, offset by a gain on the sale of assets of $7,275,042 and changes in other operating assets and liabilities of $235,549.
Net cash used in investing activities consisted of $660,882 in capital expenditures, offset by proceeds from the sale of the Bay City system of $8,448,517 and the receipt of $24,992 in proceeds from a related party insurance fund and the disposal of assets for the six months ended June 30, 2005.
Net cash used in financing activities for the six months ended June 30, 2005, consisted of $8,113,073 in principal payments on the Partnership’s term loan and $137,062 in additional loan fees.
Notes Payable
In August of 2005, as a result of the sale of the Brenham and Bay City systems, the Partnership further amended the terms and conditions of its term loan agreement. The terms of the amendment modify the principal repayment schedule, the interest rate margins and various covenants (described below), and allowed the Partnership to retain $300,000 of the proceeds from the sale of the Brenham system, to be used for capital spending purposes. The term loan is collateralized by a first lien position on all present and future assets of the Partnership and matures March 31, 2009.
The interest rate per annum applicable to the Partnership’s existing credit facility (the Refinanced Credit Facility) is a fluctuating rate of interest measured by reference to either: (i) the U.S. dollar prime commercial lending rate announced by the lender (Base Rate), plus a borrowing margin; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin. Under the amendment to the term loan agreement, the applicable borrowing margins vary, based on the Partnership’s leverage ratio, from 2.75% to 3.50% for Base Rate loans and from 3.75% to 4.50% for LIBOR loans.
Because the Partnership prepaid the Refinanced Credit Facility in excess of $5,375,000 prior to the third anniversary of the closing of the refinancing transaction, the Partnership was required to pay a prepayment fee to the lender, as defined by the terms of the Refinanced Credit Facility. The Partnership paid approximately $125,000 as a result of the prepayment of the term loan with the Bay City proceeds, and paid approximately $93,000 upon remitting the Brenham sale proceeds.
Annual maturities of the Refinanced Credit Facility after effecting for repayments associated with the sales of the Brenham and Bay City systems are as follows:

2005	$111,292
2006	974,696
2007	1,204,180
2008	1,433,440
2009	344,115

$4,067,723

The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant will not be measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000.
As of June 30, 2005, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $4,067,723 at a LIBOR based interest rate of 7.83%. This interest rate expires during the third quarter of 2005, at which time, a new rate will be established.
System Sales
On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,324,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement. The Partnership recorded a gain from the sale of the Bay City System of approximately $7,130,000.
On August 1, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Brenham, Texas to Cequel III Communications I, LLC, an unaffiliated third party. The Brenham system was sold at a price of approximately $7,572,000 of which the Partnership received approximately $6,638,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $850,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. The proceeds, less $300,000 retained for capital spending purposes, were used to pay down amounts outstanding under the term loan agreement. Under the terms of an amendment to the term loan agreement, executed in August of 2005, the Partnership was allowed to retain $300,000 of these proceeds for capital spending purposes. The Partnership expects to record a gain from the sale of the Brenham system of approximately $5,600,000, during the third quarter of 2005.
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

Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of the date of this filing:

		Payments Due By Period
		Less than 1	1 — 3	3 — 5	More than
	Total	year	years	years	5 years

Notes payable	$4,067,723	$598,640	$2,408,248	$1,060,835	$—
Minimum operating lease payments	23,310	18,090	5,220	—	—

Total	$4,091,033	$616,730	$2,413,468	$1,060,835	$—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2005.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s notes payable exclude interest expense.
Capital Expenditures
During the first six months of 2005, the Partnership paid approximately $660,000 in capital expenditures. These expenditures included the continuation of distribution plant upgrades in both Toccoa and Royston, Georgia, and the continued deployment of high-speed Internet services in areas served by the Partnership’s systems.
Management has budgeted that the Partnership will spend approximately $900,000 on capital expenditures during the remainder of 2005. Planned expenditures include the continuation of distribution plant upgrades and two-way activation in all of the Georgia systems, the launch of digital and high-speed Internet services in Sandersville, Georgia, potential line extension opportunities and vehicle replacements.
Recently Issued Accounting Pronouncements
In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financials statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies the assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 did not have a material impact on the Partnership’s financial statements.
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

Property and Equipment — Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor, and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Partnership periodically performs evaluations of these estimates as warranted by events or changes in circumstances.
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
Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.
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
Allocation of Interest Expense to Discontinued Operations — The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $14,207,000 in expected principal payments, which were applied to the term loan upon closing of the transactions. In addition, the Partnership was required to pay a prepayment fee of approximately $125,000 to its lender, as a result of the prepayment of the term loan with the Bay City proceeds. This entire amount, which has been classified as interest expense, has been allocated to discontinued operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $41,000.
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
There has been no change in the Partnership’s internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 15, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 15, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 15, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 15, 2005 pursuant to section 906 of the Sarbanes-Oxley Act
(b)	Reports on Form 8-K

Form 8-K filed on August 5, 2005 disclosing completion of sale of Brenham system

Form 8-K filed on July 7, 2005 disclosing completion of sale of Bay City system

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE
/S/ RICHARD I. CLARK	Executive Vice President, Treasurer and	8-15-05

Richard I. Clark	Assistant Secretary

/S/ GARY S. JONES	President	8-15-05

Gary S. Jones