Form 10-Q/A
period 2005-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2005-08-17
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
Yes ☐ No ☑
This Form 10-Q/A is being filed to include the balance sheets as of June 30, 2005 and December 31, 2004, which were unintentionally omitted in the previous filing for the quarter ended June 30, 2005.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2005	2004
ASSETS

Cash	$655,501	$65,547
Accounts receivable, net	147,124	341,965
Due from affiliates	167,718	111,960
Prepaid expenses	159,826	134,282
System sale receivable	1,346,087	411,600
Property and equipment, net of accumulated depreciation of $9,664,293 and $17,294,389 respectively	6,773,619	10,591,016
Franchise agreements, net of accumulated amortization of $10,321,148 and $10,321,249, respectively	9,606,996	9,607,185
Loan fees and other intangibles, net of accumulated amortization of $808,372 and $852,973, respectively	362,990	586,327
Assets of discontinued operations	2,142,544	—

Total assets	$21,362,405	$21,849,882

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$1,081,413	$1,262,921
Due to Managing General Partner and affiliates	70,614	69,425
Deposits	15,036	20,852
Subscriber prepayments	234,666	346,281
Notes payable	10,161,927	18,275,000
Liabilities of discontinued operations	290,873	—

Total liabilities	11,854,529	19,974,479

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(92,022)	(168,347)

	(117,389)	(193,714)

Limited Partners:
Contributed capital, net	18,735,576	18,735,576
Accumulated deficit	(9,110,311)	(16,666,459)

	9,625,265	2,069,117

Total partners’ capital	9,507,876	1,875,403

Total liabilities and partners’ capital	$21,362,405	$21,849,882

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
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE
/S/ RICHARD I. CLARK	Executive Vice President, Treasurer and	8-17-05

Richard I. Clark	Assistant Secretary

/S/ GARY S. JONES	President	8-17-05

Gary S. Jones