Form 10-Q
period 2005-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2005-11-14
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number: 0-16718
Northland Cable Properties Seven Limited Partnership
(Exact Name of Registrant as Specified in Charter)

Washington	91-1366564

(State of Organization)	(I.R.S. Employer Identification No.)

101 Stewart Street, Seattle, Washington	98101

(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	September 30,	December 31,
	2005	2004
ASSETS

Cash	$702,517	$65,547
Accounts receivable, net	188,782	341,965
Due from affiliates	128,054	111,960
Prepaid expenses	99,081	134,282
System sale receivable	1,646,706	411,600
Property and equipment, net of accumulated depreciation of $10,090,261 and $17,294,389 respectively	6,731,248	10,591,016
Franchise agreements, net of accumulated amortization of $9,995,974 and $10,321,249, respectively	9,606,966	9,607,185
Loan fees and other intangibles, net of accumulated amortization of $720,114 and $852,973, respectively	133,836	586,327

Total assets	$19,237,190	$21,849,882

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$839,171	$1,262,921
Due to Managing General Partner and affiliates	64,282	69,425
Deposits	16,360	20,852
Subscriber prepayments	200,794	346,281
Notes payable	3,883,644	18,275,000

Total liabilities	5,004,251	19,974,479

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(44,772)	(168,347)

	(70,139)	(193,714)

Limited Partners:
Contributed capital, net	18,735,576	18,735,576
Accumulated deficit	(4,432,498)	(16,666,459)

	14,303,078	2,069,117

Total partners’ capital	14,232,939	1,875,403

Total liabilities and partners’ capital	$19,237,190	$21,849,882

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2005	2004
Service revenues	$6,298,226	$6,507,780

Expenses:
Cable system operations (including $98,829 and $101,779 to affiliates in 2005 and 2004, respectively), excluding depreciation and amortization shown below	587,923	579,348
General and administrative (including $654,324 and $643,178 to affiliates in 2005 and 2004, respectively)	1,656,646	1,628,567
Programming (including $1,788 and $2,162 to affiliates in 2005 and 2004, respectively)	2,052,218	1,992,289
Depreciation and amortization	1,177,103	1,141,961
(Gain) loss on disposal of assets	(36,692)	12,296

	5,437,198	5,354,461

Income from operations	861,028	1,153,319

Other income (expense):
Interest expense and amortization of loan fees	(258,308)	(317,177)
Interest income and other, net	858	4,279

	(257,450)	(312,898)

Income from continuing operations	603,578	840,421

Discontinued operations (note 3)
Income (loss) from operations of Brenham and Bay City systems, net (including gain on sale of systems of $12,388,296 in 2005)	12,066,929	(50,300)

Loss on sale of Washington Systems	(312,971)	—

Net income	$12,357,536	$790,121

Allocation of net income:

General Partners	$123,575	$7,901

Limited Partners	$12,233,961	$782,220

Income from continuing operations per limited partnership unit (49,656 units):	$12	$17

Income (loss) from discontinued operations per limited partnership unit (49,656 units):	$234	$(1)

Net income per limited partnership unit:
(49,656 units)	$246	$16

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2005	2004
Service revenues	$2,063,527	$2,141,149

Expenses:
Cable system operations (including $34,698 and $33,775 to affiliates in 2005 and 2004, respectively), excluding depreciation and amortization shown below	207,294	203,485
General and administrative (including $222,793 and $211,078 to affiliates in 2005 and 2004, respectively)	580,161	543,027
Programming (including $734 and $50 to affiliates in 2005 and 2004, respectively)	670,590	642,816
Depreciation and amortization	395,139	382,065
(Gain) loss on disposal of assets	(15,479)	2,492

	1,837,705	1,773,885

Income from operations	225,822	367,264

Other income (expense):
Interest expense and amortization of loan fees	(92,952)	(96,976)
Interest income and other, net	590	755

	(92,362)	(96,221)

Income from continuing operations	133,460	271,043

Discontinued operations (note 3)
Income (loss) from operations of Brenham and Bay City systems, net (including gain on sale of systems of $5,134,467 in 2005)	4,904,574	(37,250)

Loss on sale of Washington Systems	(312,971)	—

Net income	$4,725,063	$233,793

Allocation of net income:

General Partners	$47,251	$2,338

Limited Partners	$4,677,812	$231,455

Income from continuing operations per limited partnership unit (49,656 units):	$3	$5

Income (loss) from discontinued operations per limited partnership unit (49,656 units):	$92	$(1)

Net income per limited partnership unit:
(49,656 units)	$94	$5

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,357,536	$790,121
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,252,981	1,645,803
Loan fee amortization	88,421	105,094
(Gain) loss on sale of assets	(12,147,754)	12,296
Other	26,645	29,817
(Increase) decrease in operating assets, net of systems sold:
Accounts receivable	101,502	89,451
Due from affiliates	(16,094)	(31,623)
Prepaid expenses	20,846	(164,180)
Increase (decrease) in operating liabilities, net of systems sold:
Accounts payable and accrued expenses	(684,122)	(20,911)
Due to Managing General Partner and affiliates	(5,143)	(41,474)
Deposits	2,699	2,312
Subscriber prepayments	(17,703)	(14,030)

Net cash provided by operating activities	979,814	2,402,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,079,519)	(1,144,517)
Proceeds from sale of systems	15,214,680	708,894
Proceeds from related party insurance fund and sale of assets	50,413	1,600

Net cash provided by (used in) investing activities	14,185,574	(434,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(14,391,356)	(2,418,750)
Loan fees	(137,062)	(3,652)

Net cash used in financing activities	(14,528,418)	(2,422,402)

INCREASE (DECREASE) IN CASH	636,970	(453,749)

CASH, beginning of period	65,547	758,694

CASH, end of period	$702,517	$304,945

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,197,552	$936,745

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2005, its statements of operations for the nine and three months ended September 30, 2005 and 2004, and its statements of cash flows for the nine months ended September 30, 2005 and 2004. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2005 (3 months)	$9,560
2006	38,239
2007	38,239
2008	38,239
2009	9,559

$133,836

(3) System Sales
On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,449,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement (note 4). The Partnership recorded a gain from the sale of the Bay City System of approximately $7,122,000.
On August 1, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Brenham, Texas to Cequel III Communications I, LLC, an unaffiliated third party. The Brenham system was sold at a price of approximately $7,572,000 of which the Partnership received approximately $6,638,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $850,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Under the terms of an amendment to the term loan agreement, executed in August of 2005, the Partnership was allowed to retain $300,000 of these proceeds for capital spending purposes. The proceeds, less $300,000 retained for capital spending purposes, were used to pay down amounts outstanding under the term loan agreement. The Partnership recorded a gain from the sale of the Brenham system of approximately $5,266,000.
The assets and liabilities attributable to the Brenham and Bay City systems as of December 31, 2004 consist of the following:

As of
December 31, 2004
Cash	$16,893
Accounts receivable	179,757
Prepaid expenses	54,039

Property and equipment (net of accumulated depreciation of $3,616,160 and $8,336,538)	3,695,924

Franchise agreements (net of accumulated amortization of $101)	189

Total assets	$3,946,802

Accounts payable and accrued expenses	$433,206
Deposits	6,552
Subscriber prepayments	176,969

Total liabilities	$616,727

In addition, the revenue, expenses and other items attributable to the operations of the Brenham and Bay City systems during the periods presented in this filing have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	For the nine months ended September 30,
	2005	2004
Service revenues	$2,750,502	$3,968,210

Expenses:
Operating (including $35,270 and $30,260 received from affiliates in 2005 and 2004, respectively)	244,957	286,761
General and administrative (including $243,342 and $348,679 paid to affiliates in 2005 and 2004, respectively)	779,764	1,003,779
Programming (including $787 paid to affiliates and $286 received from affiliates in 2005 and 2004, respectively)	1,132,189	1,529,418
Depreciation and amortization	75,878	503,842
Gain on disposal of assets	(12,388,296)	—

	(10,155,508)	3,323,800

Income from operations	12,906,010	644,410

Other income (expense):
Interest expense and amortization of loan fees	(839,081)	(694,710)

Income (loss) from operations of Brenham and Bay City systems, net	$12,066,929	$(50,300)

	For the three months ended September 30,
	2005	2004
Service revenues	$193,680	$1,302,305

Expenses:
Operating (including $8,982 and $12,051 received from affiliates in 2005 and 2004, respectively)	55,496	93,535
General and administrative (including $14,215 and $114,366 paid to affiliates in 2005 and 2004, respectively)	147,469	329,855
Programming (including $204 and $217 received from affiliates in 2005 and 2004, respectively)	82,614	504,743
Depreciation and amortization	—	168,866
Gain on disposal of assets	(5,134,467)	—

	(4,848,888)	1,096,999

Income from operations	5,042,568	205,306

Other income (expense):
Interest expense and amortization of loan fees	(137,994)	(242,556)

Income (loss) from operations of Brenham and Bay City systems, net	$4,904,574	$(37,250)

The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $14,207,000 in expected principal payments, which were applied to the term loan upon closing of the transactions. In addition, the Partnership was required to pay a prepayment fee of approximately $218,000 to its lender, as a result of the prepayment of the term loan with the Brenham and Bay City proceeds. This entire amount, which has been classified as interest expense, has been allocated to discontinued operations.
On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around the communities of Sequim and Camano Island, Washington (the “Washington Systems”). In association with this transaction, approximately $1,060,000 was to be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Partnership received notice from the buyer of the Washington Systems of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Approximately $412,000 of the original escrow proceeds remained in escrow until such claims were resolved. The escrow proceeds in excess of the claims were released to the Partnership in March of 2004.
On August 26, 2005, the Partnership settled its ongoing litigation with the buyer of the Washington Systems. As a result of the settlement reached, the Partnership received approximately $128,400 of the escrow funds, approximately all of which was used to pay down amounts outstanding under the Partnership’s term loan agreement. The remaining escrow proceeds, approximately $283,200, were remitted to the buyer of the Washington Systems, and were allocated to discontinued operations as a loss from the sale of the Washington Systems in the Partnership’s statement of operations for the nine and three months ended September 30, 2005. The Partnership also recorded $35,736 in legal fees in connection with the settlement of this litigation.
The Partnership does not expect that the settlement of these claims, or the write off of the amounts remitted to the buyer of the Washington Systems, will have any further implication on the Partnership’s financial statements.
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
Annual maturities of the Refinanced Credit Facility after effecting for repayments associated with the sales of the Brenham and Bay City systems, and the settlement of the litigation with the buyer of the Washington Systems, are as follows:

2005	$53,865
2006	943,495
2007	1,165,633
2008	1,387,554
2009	333,097

$3,883,644

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
As of September 30, 2005, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $3,883,644 and applicable interest rates are as follows: $3,827,998 at a LIBOR based interest rate of 8.74% and $55,646 at a base rate based interest rate of 10.3%. These interest rates expire during the fourth quarter of 2005, at which time, new rates will be established.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Nine Months Ended September 30, 2005 and 2004
Total basic subscribers attributable to continuing operations decreased from 14,121 as of December 31, 2004 to 13,447 as of September 30 2005. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenues from continuing operations totaled $6,298,226 for the nine months ended September 30, 2005, representing a decrease of $209,554 or approximately 3% from the same period in 2004. Revenues from continuing operations for the nine months ended September 30, 2005 were comprised of the following sources:
•	$4,571,942 (73%) from basic services

•	$614,347 (10%) from expanded basic services

•	$389,346 (6%) from premium services

•	$199,354 (3%) from advertising

•	$138,501 (2%) from high speed Internet services

•	$118,981 (2%) from late fees

•	$70,920 (1%) from digital services

•	$194,835 (3%) from other sources
Average monthly revenue per subscriber increased $1.29 or approximately 3% from $49.15 for the nine months ended September 30, 2004 to $50.44 for the nine months ended September 30, 2005. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2005 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. This increase was partially offset by the aforementioned decrease in subscribers.
Cable system operations expenses attributable to continuing operations totaled $587,923 for the nine months ended September 30, 2005, an increase of $8,575 or approximately 1% over the same period in 2004. Such increase is primarily attributable to increased pole and site rental costs and increased system utility expenses in certain areas of the Partnership’s systems.
General and administrative expenses attributable to continuing operations totaled $1,656,646 for the nine months ended September 30, 2005, an increase of $28,079 or approximately 2% from the same period in 2004. This increase is primarily attributable to an increase in administrative salary costs, billing fees, and audit costs. These increases were offset by a decrease in revenue based expenses, such as franchise and management fees.
Programming expenses attributable to continuing operations totaled $2,052,218 for the nine months ended September 30, 2005, representing an increase of $59,929 or approximately 3% over the same period in 2004. Such increase is primarily attributable to an increase in the costs associated with the Partnership’s high-speed Internet product and higher costs charged by various program suppliers, offset by the aforementioned decrease in subscribers and decreased advertising expenses.
Depreciation and amortization expense attributable to continuing operations for the nine months ended September 30, 2005 increased from $1,141,961 for the nine months ended September 30, 2004 to $1,177,103 for the same period in 2005. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.
Interest expense and amortization of loan fees allocated to continuing operations decreased $58,869, or approximately 19% from $317,177 for the nine months ended September 30, 2004, to $258,308 for the same period in 2005. This decrease is attributable to lower average outstanding indebtedness as a result of required principal repayments offset by higher interest rates during the first nine months of 2005 as compared to 2004.

The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $14,207,000 in expected principal payments, which were applied to the term loan upon closing of the transactions. In addition, the Partnership was required to pay a prepayment fee of approximately $218,000 to its lender, as a result of the prepayment of the term loan with the Brenham and Bay City proceeds. This entire amount, which has been classified as interest expense, has been allocated to discontinued operations.
Results of Continuing Operations — Three Months Ended September 30, 2005 and 2004
Total basic subscribers attributable to continuing operations decreased from 13,774 as of June 30, 2005 to 13,447 as of September 30, 2005.
Revenues from continuing operations totaled $2,063,527 for the three months ended September 30, 2005, representing a decrease of $77,622 or approximately 4% from the same period in 2004. Revenues from continuing operations for the three months ended September 30, 2005 were comprised of the following sources:
•	$1,515,989 (73%) from basic services

•	$177,611 (9%) from expanded basic services

•	$122,655 (6%) from premium services

•	$66,082 (3%) from advertising

•	$55,999 (3%) from high speed Internet services

•	$40,800 (2%) from late fees

•	$24,570 (1%) from digital services

•	$59,821 (3%) from other sources
Average monthly revenue per subscriber increased $1.30 or approximately 3% from $49.56 for the three months ended September 30, 2004 to $50.86 for the three months ended September 30, 2005. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2005 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. This increase was partially offset by the aforementioned decrease in subscribers.
Cable system operations expenses attributable to continuing operations totaled $207,294 for the three months ended September 30, 2005, an increase of $3,809 or approximately 2% over the same period in 2004. Such increase is primarily attributable to increased operating salaries and employee benefit costs and increased system utility expenses, offset by decreased pole rental and system maintenance costs.
General and administrative expenses attributable to continuing operations totaled $580,161 for the three months ended September 30, 2005, an increase of $37,134 or approximately 7% from the same period in 2004. This increase is primarily attributable to an increase in administrative salary costs, billing fees, copying and printing charges and audit costs. These increases were offset by a decrease in revenue based expenses, such as franchise and management fees.
Programming expenses attributable to continuing operations totaled $670,590 for the three months ended September 30, 2005, representing an increase of $27,774 or approximately 4% over the same period in 2004. Such increase is primarily attributable to an increase in the costs associated with the Partnership’s high-speed Internet product and higher costs charged by various program suppliers, offset by the aforementioned decrease in subscribers.
Depreciation and amortization expense attributable to continuing operations for the three months ended September 30, 2005 increased from $382,065 for the three months ended September 20, 2004 to $395,139 for the same period in 2005. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.
Interest expense and amortization of loan fees allocated to continuing operations decreased $4,024, or approximately 4% from $96,976 for the three months ended September 30, 2004 to $92,952 for the same period in 2005. This decrease is attributable to lower average outstanding indebtedness as a result of required principal repayments offset by higher interest rates during the third quarter of 2005 as compared to 2004.
The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $14,207,000 in expected principal payments, which were applied to the term loan upon closing of the transactions. In addition, the Partnership was required to pay a prepayment fee of approximately $218,000 to its lender, as a result of the prepayment of the term loan with the

Brenham and Bay City proceeds. This entire amount, which has been classified as interest expense, has been allocated to discontinued operations.
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
Net cash provided by operating activities totaled $979,814 for the nine months ended September 30, 2005. Adjustments to the $12,357,536 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation and amortization of $1,252,981 and loan fee amortization of $88,421, offset by a gain on the sale of assets of $12,147,754 and changes in other operating assets and liabilities of $598,015.
Net cash used in investing activities for the nine months ended September 30, 2005 consisted of $1,079,519 in capital expenditures, offset by proceeds from the sale of the Brenham and Bay City systems of $15,214,680 and the receipt of $50,413 in proceeds from a related party insurance fund and the disposal of assets.
Net cash used in financing activities for the nine months ended September 30, 2005, consisted of $14,391,356 in principal payments on the Partnership’s term loan and $137,062 in additional loan fees.
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
Annual maturities of the Refinanced Credit Facility after effecting for repayments associated with the sales of the Brenham and Bay City systems, and the settlement of the litigation with the buyer of the Washington Systems, are as follows:

2005	$53,865
2006	943,495
2007	1,165,633
2008	1,387,554
2009	333,097

$3,883,644

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
As of September 30, 2005, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $3,883,644 and applicable interest rates are as follows: $3,827,998 at a LIBOR based interest rate of 8.74% and $55,646 at a base rate based interest rate of 10.3%. These interest rates expire during the fourth quarter of 2005, at which time, new rates will be established.
System Sales
On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,449,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement. The Partnership recorded a gain from the sale of the Bay City System of approximately $7,122,000.
On August 1, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Brenham, Texas to Cequel III Communications I, LLC, an unaffiliated third party. The Brenham system was sold at a price of approximately $7,572,000 of which the Partnership received approximately $6,638,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $850,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Under the terms of an amendment to the term loan agreement, executed in August of 2005, the Partnership was allowed to retain $300,000 of these proceeds for capital spending purposes. The proceeds, less $300,000 retained for capital spending purposes, were used to pay down amounts outstanding under the term loan agreement. The Partnership recorded a gain from the sale of the Brenham system of approximately $5,266,000.
On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around the communities of Sequim and Camano Island, Washington (the “Washington Systems”). In association with this transaction, approximately $1,060,000 was to be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Partnership received notice from the buyer of the Washington Systems of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Approximately $412,000 of the original escrow proceeds remained in escrow until such claims were resolved. The escrow proceeds in excess of the claims were released to the Partnership in March of 2004.
On August 26, 2005, the Partnership settled its ongoing litigation with the buyer of the Washington Systems. As a result of the settlement reached, the Partnership received approximately $128,400 of the escrow funds, approximately all of which was used to pay down amounts outstanding under the Partnership’s term loan agreement.

The remaining escrow proceeds, approximately $283,200, were remitted to the buyer of the Washington Systems, and were allocated to discontinued operations as a loss from the sale of the Washington Systems in the Partnership’s statement of operations for the nine and three months ended September 30, 2005. The Partnership also recorded $35,736 in legal fees in connection with the settlement of this litigation.
The Partnership does not expect that the settlement of these claims, or the write off the amounts remitted to the buyer of the Washington Systems, will have any further implication on the Partnership’s financial statements.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of the date of this filing:

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Notes payable	$3,883,644	$761,486	$2,442,172	$679,986	$—
Minimum operating lease payments	17,436	15,015	2,421	—	—

Total	$3,901,080	$776,501	$2,444,593	$679,986	$—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2005.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s notes payable exclude interest expense.
Capital Expenditures
During the first nine months of 2005, the Partnership paid $1,079,519 in capital expenditures. These expenditures included the continuation of distribution plant upgrades in both Toccoa and Royston, Georgia, and the continued deployment of high-speed Internet services in areas served by the Partnership’s systems.
Management forecasts that the Partnership will spend approximately $620,000 on capital expenditures during the remainder of 2005. Planned expenditures include the continuation of a distribution plant upgrade and two-way activation in the Vidalia, Georgia system, the continued deployment of digital and high-speed Internet services in Sandersville, Georgia, and potential line extension opportunities.
Solicitation of Interest From Potential Purchasers
In previous filings, the Managing General Partner disclosed that it was working with a nationally recognized brokerage firm to solicit offers from potential purchasers for the sale of the Partnership’s assets for fair value.
Despite ongoing efforts, the Managing General Partner has been unable to secure any offers for the sale of the Partnership’s assets at this time. Management does not feel that the lack of viable purchase offers for the Partnership’s remaining cable systems reflect a lack of value in those systems or a concern over the operational capabilities of those systems. Instead, based on experience, many factors affect the market for cable television systems over time, including whether the various companies participating in the cable television industry are generally in an acquisition mode, the availability of financing through lenders or investors and the number of other systems that are either on the market or forecasted to soon be offered for sale.
It is Management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of receiving a solid purchase offer from a financially viable purchaser at any specific time. Notwithstanding, the Managing General Partner will continue its efforts to solicit offers from potential purchasers from time to time with the goal of securing more than one viable offer for the partnership’s cable systems, however, Management is unable at this time to forecast the ultimate outcome of these activities.

Recently Issued Accounting Pronouncements
In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies the assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 did not have a material impact on the Partnership’s financial statements.
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
Revenue Recognition — Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.
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
Allocation of Interest Expense to Discontinued Operations — The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $14,207,000 in expected principal payments, which were applied to the term loan upon closing of the transactions. In addition, the Partnership was required to pay a prepayment fee of approximately $218,000 to its lender, as a result of the prepayment of the term loan with the Brenham and Bay City proceeds. This entire amount, which has been classified as interest expense, has been allocated to discontinued operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $39,000.
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
There has been no change in the Partnership’s internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
(a)	Exhibit Index
31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 14, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 14, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 14, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 14, 2005 pursuant to section 906 of the Sarbanes-Oxley Act
(b)	Reports on Form 8-K

Form 8-K filed on September 23, 2005 disclosing the settlement of the litigation with the buyer of the Washington Systems.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/S/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-14-05

/S/ GARY S. JONES Gary S. Jones	President	11-14-05