Form 10-K
period 2005-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2006-03-31
CIK 813658

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-29354 eff. 7-1-91)
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2005

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
UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $20,193,440 based on the most currently available secondary market trading information, as of that same date.
     At December 31, 2005, there were 49,656 Limited Partnership Units outstanding.

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
PART I
ITEM 1. BUSINESS
     Northland Cable Properties Seven Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of two general partners (the “General Partners”) and approximately 2,576 limited partners holding 49,656 units as of December 31, 2005. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as “Northland” or the “Managing General Partner”). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the “Administrative General Partner”).
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
     The Partnership was formed on April 17, 1987 and began operations on September 1, 1987. The Partnership serves the communities and surrounding areas of Vidalia, Sandersville, Toccoa and Royston, Georgia (the “Systems”). As of December 31, 2005, the total number of basic subscribers served by the Systems was 13,391, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 50%. The Partnership’s properties are located in rural areas, which, to some extent, do not offer consistently acceptable off-air network signals. Management believes that this factor combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger population subscribing to cable television (higher penetration).
     On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around Sequim and Camano Island, Washington (the Washington Systems). On June 30, 2005 and August 1, 2005, the Partnership sold the operating assets and franchise rights of its cable systems serving the communities of Bay City and Brenham, Texas, respectively. The accompanying financial statements present the results of operations and the sales of the Sequim, Camano Island, Bay City and Brenham systems as discontinued operations.
     The Partnership has 17 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2024, have been granted by local and county authorities in the areas in which the Systems operate. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. These franchise agreements are expected to be used by the Partnership for the foreseeable future and effects of obsolescence, competition and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises is not material in relation to the carrying value of the franchises. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates. Franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.
     The following is a description of the areas served by the Systems as of December 31, 2005.
     Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 12,000, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 2005, is as follows:

Basic Subscribers	4,775
Expanded Basic Subscribers	2,830
Premium Subscribers	1,429
Digital Subscribers	546
Internet Subscribers	152
Estimated Homes Passed	10,812
     Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 2005, is as follows:

Basic Subscribers	2,699
Expanded Basic Subscribers	1,596
Premium Subscribers	922
Digital Subscribers	58
Internet Subscribers	15
Estimated Homes Passed	4,599
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
Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 2005, is as follows:

Basic Subscribers	5,917
Expanded Basic Subscribers	3,929
Premium Subscribers	1,570
Digital Subscribers	381
Internet Subscribers	440
Estimated Homes Passed	11,165
     The Partnership had 26 employees as of December 31, 2005. Management of these systems is handled through offices located in the towns of Vidalia, Sandersville, Toccoa and Royston, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)
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
     Partnership revenues are derived primarily from monthly payments received from cable television and high-speed Internet subscribers. Subscribers are divided into five categories: basic subscribers, expanded basic subscribers, premium subscribers, digital subscribers and Internet subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of programming service, the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, The Movie Channel, Starz and Encore. “Digital subscribers” are those who subscribe to digitally delivered video and audio services where offered. “Internet Subscribers” are those who subscribe to the Partnership’s high speed Internet service, which is offered via a cable modem.
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
     Companies with considerable resources have entered the business. These companies include public utilities to whose poles the Partnership’s cables are attached. Federal law allows telephone companies to provide a wide variety of services that are competitive with the Partnership’s services, including video and Internet services within and outside their telephone service areas. Although there have been relatively limited number of cable overbuilders, the nation’s leading telephone companies are now taking significant steps to enter to the multichannel video programming distribution business on a nationwide basis. These companies have considerable resources and could be formidable competitors. The Partnership cannot predict at this time the extent of the competition that will emerge in areas served by the Partnership’s cable television systems. The entry of telephone companies, public and private utilities and local governments as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership’s systems.

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
High-Speed Internet Services
     Some of the Partnership’s cable systems are currently offering high-speed Internet services to subscribers. These systems compete with a number of other companies, many of whom have substantial resources, such as existing Internet service providers (“ISPs”) and telecommunications companies. The deployment of digital subscriber line (“DSL”) technology allows Internet access over telephone lines and transmission rates far in excess of conventional modems. Many local telephone companies are seeking to provide Internet services without regard to their present service boundaries. Further, the FCC has recently reduced the regulatory burden on local telephone companies by, for example, reducing their obligation to provide Internet on a wholesale basis to competitors.
     A number of cable operators have reached agreements with unaffiliated ISPs to grant them access to their cable facilities for the purpose of providing competitive Internet services. The Partnership has not entered into any such “access” arrangement. However, the Partnership cannot provide any assurance that regulatory authorities will not impose “open access” or similar requirements as part of an industry-wide requirement. These requirements could adversely affect the Partnership’s results of operations.
Telephony Services
     Some of the Partnership’s cable systems are currently offering a type of telephony services, know as Voice over Internet Protocol, or VoIP. These systems compete with a number of other companies, many of whom have substantial resources, such as existing traditional telephony companies and large VoIP providers, such as Vonage. As the Partnership enters the High Speed Internet Services and VOIP telephony arenas, it will continue to face rigorous competition from established telephone companies, who have considerable resources and well-established enterprises in these business areas. It is also possible that electric utilities and others will increasingly offer products in competition with the Partnership’s cable systems.
REGULATION AND LEGISLATION
     The following summary addresses the key regulatory and legislative developments affecting the cable industry. Cable system operations are extensively regulated by the FCC, some state governments and most local governments. A failure to comply with these regulations could subject the Partnership to substantial penalties. The Partnership’s business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have expressed a particular interest in increasing competition in the communications field generally and in the cable television field specifically. The 1996 Telecom Act, which amended the Communications Act, altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. The Partnership could be materially disadvantaged in the future if it is subject to new regulations that do not equally impact key competitors.
     Congress and the FCC have frequently revisited the subject of communications regulation, and it is likely to do so in the future. In addition, franchise agreements with local governments must be periodically renewed, and new operating terms may be imposed. Future legislative, regulatory, or judicial changes could adversely affect the Partnership’s operations. The Partnership can provide no assurance that the already extensive regulation of its business will not be expanded in the future.
Cable Rate Regulation
     The cable industry has operated under a federal rate regulation regime for more than a decade. The regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service”, and associated equipment. All other cable offerings are now universally exempt from rate regulation. Although basic rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. Many of the local franchising authorities have not certified to regulate basic cable rates, but they retain the right to do so (and order rate reductions and refunds), except in those specific communities facing “effective competition,” as defined under federal law. With increased DBS competition, it is increasingly likely that some of the Partnership’s systems will satisfy the effective competition standard.
     There have been frequent calls to impose expanded rate regulation on the cable industry. Confronted with rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming. For example, there has been considerable legislative and regulatory interest in requiring cable companies to offer programming on an a la carte basis or at least to offer a separately available child-friendly “Family Tier”. Programming services have historically been bundled into programming packages containing a variety of programming services. Any constraints on this practice could adversely affect the Partnership’s operations.
     Federal rate regulations generally require cable operators to allow subscribers to purchase premium or pay-per-view services without the necessity of subscribing to any tier of service, other than the basic service tier. As the Partnership attempts to respond to a changing marketplace with competitive pricing practices, such as targeted promotions and discounts, it may face additional legal restraints and challenges that impede its ability to compete.
Must Carry/Retransmission Consent
     There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal law currently includes “must carry” regulations, which require cable systems to carry certain local broadcast television stations that the cable operator would not select voluntarily. Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Either option has a potentially adverse effect on the Partnership’s business.
     The burden associated with must carry could increase significantly if cable systems were required to simultaneously carry both the analog and digital signals of each television station (dual carriage), as the broadcast industry transitions from an analog to a digital format. The burden could also increase significantly if cable systems become required to carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with the Partnership’s preferred use of limited channel capacity and limit the Partnership’s ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in 2005 confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations. The President has signed into law legislation establishing February 2009 as the deadline to complete the broadcast transition to digital spectrum and to reclaim analog spectrum. Cable operators may need to take additional operational steps at that time to ensure that customers not otherwise equipped to receive digital programming retain access to broadcast programming.
Access Channels
     Local franchise agreements often require cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. Increased activity in this area could further burden the channel capacity of the Partnership’s cable systems.
Access to Programming
     The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. Given the heightened competition and media consolidation that the Partnership faces, it is possible that it will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact the Partnership’s business.
Ownership Restrictions
     Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises. Through a series of legislative, regulatory, and judicial actions, most of these restrictions recently were eliminated or substantially relaxed. For example, historic restrictions on local exchange carriers offering cable service within their telephone service area, as well as those prohibiting broadcast stations from owning cable systems within their broadcast service area, no longer exist. Changes in this regulatory area, including some still subject to review, could alter the business landscape in which the Partnership operates, as formidable new competitors (including electric utilities, local exchange carriers, and broadcast/media companies) may increasingly choose to offer cable services.
Internet Service
     Over the past several years, proposals have been advanced at the FCC and Congress that would require a cable operator offering Internet service to provide non-discriminatory access to its network to competing Internet service providers. In a 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC classification of cable-provided Internet service as an “information service” making it less likely that any non-discriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) would be imposed on the cable industry by local, state or federal authorities.
     Notwithstanding Brand X, the FCC issued a non-binding policy statement in 2005 establishing four basic principles that the FCC says will inform its ongoing policymaking activities regarding broadband-related Internet services. Those principles state that consumers are entitled to access the lawful Internet content of their choice, consumers are entitled to run applications and services of their choice, subject to the needs of law enforcement, consumers are entitled to connect their choice of legal devices that do not harm the network, and consumers are entitled to competition among network providers, application and service providers and content providers. There have been increasing calls to mandate “network neutrality” requirements on all high-speed Internet providers and various legislative proposals are being considered. For example, there could be regulations imposed on broadband network owners that would limit the Partnership’s ability to charge content owners whose services require a large amount of network capacity. At this time, however, it is unclear what, if any, network neutrality regulations Congress or the FCC might impose on Internet service, and what, if any, impact, such regulations might have on the Partnership’s business. In addition, while it is unlikely the FCC will regulate Internet service to the extent it regulates cable or telecommunications services, the FCC has already set a deadline for broadband providers to accommodate law enforcement wiretaps and it is considering expanding other regulatory requirements such as consumer protection and universal service obligations to broadband providers.
     As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections (which afford copyright owners certain rights against us that could adversely affect the Partnership’s relationship with a customer accused of violating copyright laws), defamation liability, taxation, obscenity, and unsolicited commercial e-mail. State and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership. The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect the Partnership’s business.
Phone Service
     The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for the Partnership to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, the Partnership’s primary telecommunications competitors and its own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of “voice over internet protocol” (“VoIP”), should be regulated only at the federal level, rather than by individual states. A legal challenge to that FCC decision is pending. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation and universal service obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with traditional 911 emergency service obligations (“E911”) and it has extended requirements for accommodating law enforcement wiretaps to such providers. The FCC decision regarding 911 emergency services implementation has caused Northland to slow its implementation of VoIP services to its various systems. It is unclear how these regulatory matters ultimately will be resolved and how they will further affect the Partnership’s expansion into phone service.
Pole Attachments
     The Communications Act requires most utilities to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation. The Act specifies that significantly higher rates apply if the cable plant is providing telecommunications service, as well as traditional cable service. The FCC has clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet access, and that determination was upheld by the United States Supreme Court. It remains possible that the underlying pole attachment formula, or its application to Internet and telecommunications offerings, will be modified in a manner that substantially increases the Partnership’s pole attachment costs.
Cable Equipment
     The FCC has undertaken several steps to promote competition in the delivery of cable equipment and compatibility with new digital technology. The FCC has expressly ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator’s exclusive control) would be unbundled from the basic converter functions, which could then be provided by third party vendors. The first phase of implementation has already passed. A prohibition on cable operators leasing digital set-top terminals that integrate security and basic navigation functions is currently scheduled to go into effect as of July 1, 2007.
     The FCC has adopted rules implementing an agreement between major cable operators and manufacturers of consumer electronics on “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support to customer owned digital televisions and similar devices equipped with built-in set-top terminal functionality. Cable operators must support basic home recording rights and copy protection rules for digital programming content. The FCC’s plug and play rules are under appeal, although the appeal has been stayed pending the FCC reconsideration.

     The FCC is conducting additional related rulemakings, and the cable and consumer electronics industries are currently negotiating an agreement that would establish additional specifications for two-way digital televisions. Congress is also considering companion “broadcast flag” legislation to provide copy protection for digital broadcast signals. It is unclear how this process will develop and how it will affect the Partnership’s offering of cable equipment and its relationship with customers.
Other Communications Act Provisions and FCC Regulatory Matters
     In addition to the Communications Act provisions and FCC regulations noted above, there are other statutory provisions and FCC regulations affecting the Partnership’s business. The Communications Act and the FCC regulate, for example, and among other things, (1) cable-specific privacy obligations; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical service standards; (5) mandatory blackouts of certain network, syndicated and sports programming; (6) restrictions on political advertising; (7) restrictions on advertising in children’s programming; (8) restrictions on origination cablecasting; (9) restrictions on carriage of lottery programming; (10) sponsorship identification obligations; (11) closed captioning of video programming; (12) licensing of systems and facilities; (13) maintenance of public files; and (14) emergency alert systems.
     It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and the Partnership cannot predict at this time how that might impact our business. For example, there have been recent discussions about imposing “indecency” restrictions directly on cable programming.
Copyright
     Cable systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership’s ability to obtain desired broadcast programming. Moreover, the Copyright Office has not yet provided any guidance as to the how the compulsory copyright license should apply to newly offered digital broadcast signals.
     Copyright clearances for non-broadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and the Partnership cannot predict with certainty whether license fee disputes may arise in the future.
Franchise Matters
     Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in exchange for the right to cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include penalties for noncompliance including a right of termination for material violations.
     The specific terms and conditions of cable franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, and customer service standards. A number of states subject cable systems to the jurisdiction of centralized state government agencies, such as public utility commissions. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal protections. For example, federal law caps local franchise fees and includes renewal procedures designed to protect incumbent franchisees from arbitrary denials of renewal. Even if a franchise is renewed, however, the local franchising authority may seek to impose new and more onerous requirements as a condition of renewal. Similarly, if a local franchising authority’s consent is required for the purchase or sale of a cable system, the local franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.
     Different legislative proposals recently have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising and transform the established regulatory framework for incumbent cable systems and potential competitors. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has already passed in three states, but is now subject to court challenge in at least one of these states. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises and the potential for new entrants to serve only the higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether any such impediments should be preempted. At this time, the Partnership are not able to determine what impact such proceeding may have.
ITEM 1A. RISK FACTORS
The Partnership’s business is subject to extensive governmental legislation and regulation, which could adversely affect its business.
     Regulation of the cable industry has increased cable operators’ administrative and operational expenses and limited their revenues. Cable operators are subject to, among other things:
•	rules governing the provision of cable equipment and compatibility with new digital technologies;

•	rules and regulations relating to subscriber privacy;

•	limited rate regulation;

•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;

•	rules for franchise renewals and transfers; and

•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.
     Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are ongoing efforts to amend or expand the federal, state and local regulation of the Partnership’s cable systems, which may compound the regulatory risks already faced.
The Partnership’s cable systems are operated under franchises that are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect the Partnership’s business.
     The Partnership’s cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and the Partnership has operated and under temporary operating agreements while negotiating renewal terms with the local franchising authorities, or regarding the state of Texas, while the Partnership obtains franchises from the Texas Public Utilities Commission under Texas’ recently passed state regulated franchise statute.
     The Partnership may not be able to comply with all significant provisions of the Partnership’s franchise agreements. Additionally, although historically the Partnership has renewed its franchises without incurring significant costs, there can be no assurances that the Partnership will be able to renew, or to renew as favorably, its franchises in the future. A termination of or a sustained failure to renew a franchise in one or more key markets could adversely affect the Partnership’s business in the affected geographic area.
The Partnership’s cable systems are operated under franchises that are non-exclusive. Accordingly, local franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.
     The Partnership’s cable systems are operated under non-exclusive franchises granted by local franchising authorities. Consequently, local franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In addition, certain telephone companies are seeking and in some instances have already obtained authority to operate in local communities. As a result, competing operators may build systems in areas in which the Partnership holds franchises. In some cases municipal utilities may legally compete with the Partnership without obtaining a franchise from the local franchising authority.

     Different legislative proposals recently have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising and transform the established regulatory framework for incumbent cable systems and potential competitors. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has already passed in at least three states (Texas, Indiana, and Virginia) but is now subject to court challenge in at least one state (Texas). Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises and the potential for new entrants to serve only the higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. At this time, management is not able to determine what impact such proceeding may have on the Partnership.
Further regulation of the cable industry could cause the Partnership to delay or cancel service or programming enhancements or impair the Partnership’s ability to raise rates to cover its increasing costs, resulting in reductions to net income.
     Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities in areas where the local franchising authority has asserted regulatory authority and where the cable operator lacks “effective competition”. However, the Federal Communications Commission (“FCC”) and the U.S. Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or the U.S. Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede the Partnership’s ability to raise its rates. If the Partnership is unable to raise its rates in response to increasing costs, its income would decrease.
     There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an a ´ la carte basis or to at least offer a separately available child-friendly’’Family Tier.’’ It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect the Partnership’s operations by disrupting preferred marketing practices.
Actions by pole owners might subject the Partnership to significantly increased pole attachment costs.
     Pole attachments are cable wires that are attached to poles. Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. Despite the existing regulatory regime, utility pole owners in many areas are attempting to raise pole attachment fees and impose additional costs on cable operators and others. In addition, the favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies if the operator provides telecommunications services, as well as cable service, over cable wires attached to utility poles. Any significant increased costs could have a material adverse impact on the Partnership’s profitability and discourage system upgrades and the introduction of new products and services.
The Partnership may be required to provide access to its networks to other Internet service providers, which could significantly increase competition and adversely affect the Partnership’s ability to provide new products and services.
     A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide nondiscriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it less likely that any nondiscriminatory ''open access’’ requirements (which are generally associated with common carrier regulation of ''telecommunications services’’) would be imposed on the cable industry by local, state or federal authorities. Given how recently Brand X was decided, however, the nature of any legislative or regulatory response remains uncertain. In addition, it is possible that other “net neutrality” restrictions might be placed on broadband network owners. For example, limitations on the Partnership’s ability to charge content providers whose services require a large amount of network capacity could be imposed. The imposition of this or other such requirements could materially affect the Partnership’s business.

     If the Partnership were required to allocate a portion of its bandwidth capacity to other Internet service providers, management believes that it would impair the Partnership’s ability to use its bandwidth in ways that would generate maximum revenues.
Changes in channel carriage regulations could impose significant additional costs on the Partnership.
     Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with the partnership’s preferred use of limited channel capacity and limit the Partnership’s ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations.
Offering voice communications service may subject the Partnership to additional regulatory burdens, causing it to incur additional costs.
     The regulatory requirements applicable to VoIP service are unclear, although the FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of VoIP services is not yet resolved. Expanding the Partnership’s offering of these services may require the Partnership to obtain certain authorizations, including federal, state and local licenses. The Partnership may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to the Partnership. Furthermore, telecommunications companies generally are subject to significant regulation, including payments to the Federal Universal Service Fund and the intercarrier compensation regime, and it may be difficult or costly for the Partnership to comply with such regulations were it to be determined that they applied to VoIP. The FCC has already determined that VoIP providers must comply with traditional 911 emergency service obligations (“E911”), has imposed a specific timeframe for VoIP providers to accommodate law enforcement wiretaps, and is considering regulating VoIP in other ways. The E911 requirements caused the partnerhsip to slow its implementation of VoIP services to its various systems. In addition, pole attachment rates are higher for providers of telecommunications services than for providers of cable service. If there were to be a final legal determination by the FCC, a state Public Utility Commission, or appropriate court that VoIP services are subject to these higher rates, the Partnership’s pole attachment costs could increase significantly, which could adversely affect its financial condition and results of operations.
The Partnership’s indebtedness could materially and adversely affect its business
     The Partnership’s capital structure currently includes certain levels of debt. This indebtedness could have an adverse effect on the Partnership’s business. For example, it could:
•	increase vulnerability to general adverse economic and industry conditions or a downturn in business;

•	reduce the availability of cash flow to fund working capital, capital expenditures and other general business purposes;

•	limit flexibility in planning for, or reacting to, changes in the Partnership’s industries, making the Partnership more vulnerable to economic downturns;

•	place the Partnership at a competitive disadvantage compared to competitors that have less debt;

•	limit the Partnership’s ability to incur additional indebtedness.
The Partnership may be unable to complete the sale of its assets on reasonable terms.
     The managing general partner previously announced its intention to solicit purchase offers from qualified buyers for the Partnership’s existing assets. The managing general partner may be unable to find a buyer for the assets on terms that might be desired.

Because there is no public market for the Partnerhsip’s units of limited partnership interest, limited partners may not be able to sell their units.
     There no established trading market for the units of limited partnership interest. There can be no assurance as to:
•	the liquidity of any trading market that may develop;

•	the ability of holders to sell their units; or

•	the price at which the holders would be able to sell their units.
Northland Communications Corporation, the managing general partner, is responsible for conducting the Partnership’s business and managing its operations. Affiliates of the managing general partner may have conflicts of interest and limited fiduciary duties, which may permit the managing general partner to favor its own interests to the Partnership’s detriment.
     Conflicts of interest may arise between management of Northland Communications Corporation, the managing general partner and its affiliates, and the limited partners. As a result of these conflicts, it is possible that the general partner may favor its own interests and the interests of its affiliates over the interests of the Partnership’s unitholders.
Unitholders have limited voting rights and limited ability to influence the Partnership’s operations and activities.
     Unitholders have only limited voting rights on matters affecting the Partnership’s operations and activities and, therefore, limited ability to influence management’s decisions regarding the Partnership’s business. Unitholders’ voting rights are further restricted by the partnership agreement provisions providing limited ability of unitholders to call meetings or to acquire information about operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.
     Furthermore, unitholders did not elect the managing general partner or the board of directors of the managing general partner and there is no process by which unitholders elect the managing general partner or the board of directors of the managing general partner on an annual or other continuing basis. The trading price at which limited partnership units trade may be adversely affected by these circumstances.
The control of the managing general partner may be transferred to a third party without unitholder consent.
     The managing general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, the partnership agreement does not restrict the ability of the shareholders of the managing general partner from transferring their respective interests in the managing general partner to a third party. The new controlling parties of the managing general partner would then be in a position to replace the board of directors of the managing general partner with their own choices and to control the decisions taken by the board of directors.
The Partnership does not have its own officers and has a limited number of management employees. The Partnership relies solely on the officers and management employees of the managing general partner and its affiliates to manage the Partnership’s business and affairs.
     The Partnership does not have its own officers and has a limited number of management employees. The Partnership relies solely on the officers and management employees of the managing general partner and its affiliates to manage the Partnership’s business and affairs.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Partnership’s cable television systems are located in and around Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 26,576 homes as of December 31, 2005. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

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
     On August 26, 2005, the Partnership and Northland Cable Television, Inc. (NCTV), a related party affiliate, settled their ongoing litigation with the buyer (Buyer) of the Washington Systems. Buyer had asserted various claims against the Partnership and NCTV and withheld sales proceeds of $411,600 and $433,200, respectively from each selling company. As a result of the settlement Buyer received $390,000 of the aggregate retained sales proceeds. Of this amount, $283,200 was allocated to the Partnership sales transaction and has been reflected in discontinued operations as a loss from the sale of the systems in the Partnership’s statement of operations. The Partnership also recorded $35,736 in legal fees in connection with the settlement of this litigation.
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
ITEM 3. LEGAL PROCEEDINGS
     In March 2005, Northland filed a complaint against one of its programming networks seeking a declaration that a December 2004 contract between Northland and the programmer was an enforceable contract related to rates Northland would pay for its programming and damages for breach of that contract. The programmer counter-claimed, alleging copyright infringement and breach of contract. Northland is currently in discovery and a trial date is set for September 11, 2006. At this time Management cannot reasonably estimate the probability of a favorable or unfavorable outcome of this case nor can it reasonably estimate the amount of any potential recovery or damages that could result from any such outcome.
     The Partnership may be party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of such legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial conditions, prospects or debt service abilities.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     (a) There is no established public trading market for the Partnership’s units of limited partnership interest.
     (b) The approximate number of equity holders as of December 31, 2005, is as follows:

Limited Partners:	2,576
General Partners:	2
     (c) During 2005, the Partnership did not make cash distributions to the limited partners or to the General Partners. However, a non-cash distribution of $180,732 was declared for income tax purposes. The limited partners have received in the aggregate in the form of cash distributions $3,108,554 on total initial contributions of $24,893,000 as of December 31, 2005. As of December 31, 2005, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios, and compliance with financial covenants required by the Partnership’s lender.
ITEM 6. SELECTED FINANCIAL DATA
The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2005	2004	2003	2002	2001 (1)
SUMMARY OF OPERATIONS:
Revenue	$8,366,133	$8,638,009	$8,813,801	$8,466,877	$7,820,828

Operating income (loss)	1,100,239	1,397,834	1,693,176	1,581,340	(648,251)

Income (loss) from continuing operations	748,531	994,025	1,330,724	1,069,777	(1,674,834)

Income (loss) from discontinued operations (2)	11,644,051	(202,335)	13,380,636	(1,507,530)	(203,246)

Net income (loss)	$12,392,582	$791,690	$14,711,360	$(437,753)	$(1,878,080)

Net income (loss) from continuing operations per limited partnership unit	$15	$20	$27	$21	($33)

Net income (loss) from discontinued operations per limited partnership unit	$232	($4)	$267	($30)	(4)

Net income (loss) per limited partner unit	$247	$16	$293	($9)	($37)

(1)	As of December 31, 2001, the Partnership discontinued amortization of its franchise agreements and goodwill in accordance with SFAS No. 142.

(2)	On March 11, 2003, June 30, 2005 and August 1, 2005, the partnership sold the operating assets and franchise rights of its Washington, Bay City and Brenham systems, respectively. The results of operations and the sales of these systems are presented as discontinued operations in this filing and the accompanying financial statements.

	December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:

Total assets	$19,346,142	$21,849,882	$24,210,679	$30,592,898	$31,097,197

Notes payable	3,827,998	18,275,000	21,500,000	40,054,185	41,236,547

Total liabilities	5,258,889	19,974,479	23,126,966	44,220,545	44,287,091

General partner’s deficit	(69,788)	(193,714)	(201,631)	(348,745)	(344,367)
Limited partners’ capital (deficit)	14,157,041	2,069,117	1,285,344	(13,278,902)	(12,845,527)
Cumulative distributions per limited partner unit	63	63	63	63	63

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004

Revenue	$2,068,010	$2,063,527	$2,121,584	$2,113,012	$2,130,231	$2,141,149	$2,187,309	$2,179,320

Operating income	239,320	225,822	297,736	337,361	244,516	367,264	402,009	384,045

Income from continuing operations	130,522	133,460	212,070	272,479	141,119	271,043	298,077	283,786

(Loss) income from discontinued operations	(95,476)	4,591,603	7,174,896	(26,972)	(139,550)	(37,250)	2,032	(27,567)

Net income	$35,046	$4,725,063	$7,386,966	$245,507	$1,569	$233,793	$300,109	$256,219

Net income from continuing operations per limited partnership unit	$3	$3	$4	$5	$3	$5	$6	$6

Net (loss) income from discontinued operations per limited partnership unit	($2)	$92	$143	($1)	($2)	($1)	—	($1)

Net income per limited partnership unit	$1	$94	$147	$5	—	$5	$6	$5

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
2005 and 2004
     Total basic subscribers attributable to continuing operations decreased from 14,121 as of December 31, 2004 to 13,391 as of December 31, 2005. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
     Revenue from continuing operations totaled $8,366,133 for the year ended December 31, 2005, decreasing 3% from $8,638,009 for the year ended December 31, 2004. Revenues from continuing operations for the year ended December 31, 2005 were comprised of the following sources:
•	$6,073,323 (73%) from basic services,

•	$511,678 (6%) from premium services

•	$786,184 (10%) from expanded basic services

•	$95,570 (1%) from digital services

•	$200,812 (2%) from high speed Internet services

•	$275,917 (3%) from advertising

•	$171,313 (2%) from late fees

•	$251,336 (3%) from other sources.
     Average monthly revenue per subscriber increased $1.31 or approximately 3% from $49.38 for year ended December 31, 2004 to $50.69 for the year ended December 31, 2005. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2005 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. This increase was partially offset by the aforementioned decrease in subscribers.
     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2005	2004	2003	2002	2001
Basic Rate	$37.00	$35.50	$32.50	$30.50	$31.00
Expanded Basic Rate	7.50	9.25	10.75	10.35	8.50
HBO Rate	11.50	12.25	10.25	9.50	11.00
Cinemax Rate	9.00	9.40	8.50	7.50	7.50
Showtime Rate	10.25	10.25	10.50	9.00	9.50
Encore Rate	2.75	2.25	2.25	2.00	2.00
Starz Rate	5.25	4.50	3.00	3.50	5.00
Digital Rate (Incremental)	12.00	16.50	9.50	9.50	9.00
Internet Rate	35.00	35.00	—	—	—
     Operating expenses, excluding general and administrative and programming expenses, attributable to continuing operations totaled $831,395 for the year ended December 31, 2005, representing an increase of approximately 4% from $797,500 for the year ended December 31, 2004. This increase is primarily attributable to increases in employee salary and benefit costs, and increases in pole rental, vehicle and system utility costs in certain of the Partnership’s systems. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
     General and administrative expenses attributable to continuing operations totaled $2,199,450 for the year ended December 31, 2005, representing a decrease of approximately 1% from $2,232,441 for the same period in 2004. This decrease is primarily attributable to a decrease in revenue based fees, such as franchise and management fees, offset by an increase in legal, salary and benefit costs.

     Programming expenses attributable to continuing operations totaled $2,688,255 for the year ended December 31, 2005, an increase of 1% from $2,651,617 for the year ended December 31, 2004. Higher costs charged by various program suppliers and increased costs associated with high-speed Internet services were offset by decreased subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
     Depreciation and amortization expense allocated to continuing operations increased approximately 4%, from $1,529,666 in 2004 to $1,587,491 in 2005. This increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated or amortized.
     Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 13% from $408,641 in 2004 to $354,263 in 2005. This decrease is primarily attributable to lower average outstanding indebtedness during 2005 as a result of required principal repayments, offset by higher interest rates in 2005 compared to 2004.
     In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $14,207,000 in principal payments, which were applied to the credit facility as a result of the sale of the Brenham and Bay City systems.
     In 2005, the Partnership generated income from continuing operations of $748,531 compared to $994,025 in 2004. The Partnership has generated positive operating income in each of the three years ended December 31, 2005, and management anticipates that this trend will continue.
2004 and 2003
     Total basic subscribers attributable to continuing operations decreased from 14,938 as of December 31, 2003 to 14,121 as of December 31, 2004. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions.
     Revenue from continuing operations totaled $8,638,009 for the year ended December 31, 2004, a decrease of 2% from $8,813,801 for the year ended December 31, 2003. Revenues from continuing operations for the year ended December 31, 2004 were comprised of the following sources:
•	$6,182,211 (72%) from basic service

•	$579,180 (7%) from premium services

•	$1,040,608 (12%) from expanded basic services

•	$81,248 (1%) from digital services

•	$37,091 (0%) from Internet services

•	$263,784 (3%) from advertising

•	$167,596 (2%) from late fees

•	$286,291 (3%) from other sources
     Average monthly revenue per subscriber increased $1.02 or approximately 2% from $48.36 for year ended December 31, 2003 to $49.38 for the year ended December 31, 2005. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2004 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. This increase was partially offset by the aforementioned decrease in subscribers.
     Operating expenses, excluding general and administrative and programming expenses, attributable to continuing operations totaled $797,500 for the year ended December 31, 2004, representing an increase of approximately 6% from $749,206 for the year ended December 31, 2003. This increase is primarily attributable to increases in employee salary and benefit costs, and increases in pole rental costs in certain of the Partnership’s systems.
     General and administrative expenses attributable to continuing operations totaled $2,232,441 for the year ended December 31, 2004, representing an increase of approximately 6% from $2,100,659 for the same period in 2003. This increase is primarily attributable to increased salary and benefit costs and an increase in the amounts allocated to the Partnership by the Managing General Partner for administrative services, which consists primarily of salary and benefit costs.
     Programming expenses attributable to continuing operations totaled $2,651,617 for the year ended December 31, 2004, decreasing 4% from $2,753,915 for the year ended December 31, 2003. Higher costs charged by various program suppliers and increased costs associated with high-speed Internet services were offset by decreased subscribers.
     Depreciation and amortization expense allocated to continuing operations increased approximately 2%, from $1,495,551 in 2003 to $1,529,666 in 2004. This increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated or amortized.
     Interest expense and amortization of loan fees allocated to continuing operations increased approximately 3% from $396,572 in 2003 to $408,641 in 2004. Lower average outstanding indebtedness during 2004 as a result of required principal repayments was offset by higher interest rates in 2004 compared to 2003.
     In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $18,713,000 in principal payments, which were applied to the credit facility as a result of the sale of the Washington Systems and approximately $14,207,000 in principal payments, which were applied to the credit facility as a result of the sale of the Brenham and Bay City systems.
LIQUIDITY AND CAPITAL RESOURCES
     During 2005, the Partnership’s primary source of liquidity was generated from the sale of the Brenham and Bay City, Texas systems and from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable services. During 2005, cash generated from monthly billings and the sale of the Brenham and Bay City systems was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2006 obligations.
2005
     Net cash provided by operating activities totaled $1,574,675 for the year ended December 31, 2005. Adjustments to the $12,392,582 net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain on asset dispositions of $12,804,336 and changes in other operating assets and liabilities of $492,406, offset by $1,663,369 of depreciation and amortization, loss on extinguishment of debt of $717,485 and loan fee expense of $97,981.
     Net cash used in investing activities for the year ended December 31, 2005 totaled $13,821,207, and consisted primarily of proceeds from the sale of systems of $15,100,846, insurance proceeds of $24,242 and proceeds from the sale of assets of $36,562, offset by $1,340,443 in capital expenditures.
     Net cash used in financing activities for the year ended December 31, 2005 totaled $14,584,064 and consisted of $14,447,002 in principal payments on notes payable and payment of additional loan fees of $137,062.
Notes Payable
     In March and August of 2005, in anticipation of and as a result of the sale of the Brenham and Bay City systems, the Partnership amended the terms and conditions of its term loan agreement. The terms of the amendments modify the principal repayment schedule, the interest rate margins and various covenants (described below), and allowed the Partnership to retain $300,000 of the proceeds from the sale of the Brenham system, to be used for capital spending purposes. The Partnership capitalized $137,062 of fees, which were paid to the lender in connection with these transactions. The term loan is collateralized by a first lien position on all present and future assets of the Partnership and matures March 31, 2009.
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
     As of December 31, 2005 and 2004, the balance of the Refinanced Credit Facility was $3,827,998 and $18,275,000, respectively.
     Annual maturities of the note payable after December 31, 2005, are as follows:

2006	941,713
2007	1,165,633
2008	1,387,554
2009	333,098

$3,827,998
     The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant was not measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000. As of December 31, 2005, the Partnership was in compliance with the terms of the loan agreement.
     As of the date of this filing, the balance under the credit facility is $3,827,998 and applicable interest rates are as follows: $3,584,324 at a LIBOR based interest rate of 9.17% and $243,674 at a LIBOR based interest rate of 9.11%. These interest rates expire during the second quarter of 2006, at which time, new rates will be established.
Obligations and Commitments
     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities of the term loan and required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2005 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	years	years	5 years

Notes payable	$3,827,998	$941,713	$2,553,187	$333,098	—
Minimum operating lease payments	$10,818	10,074	744	—	—

Total	$3,838,816	$951,787	$2,553,931	$333,098	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2006.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.

Capital Expenditures
     During 2005, the Partnership incurred $1,340,443 in capital expenditures. These expenditures included the continued phases of two-way plant upgrades in Sandersville, Toccoa and Vidalia, Georgia, which allow for further deployment of high-speed Internet services. All capital expenditures for 2005 were financed through cash provided by operations.
     Management has estimated that the Partnership will spend approximately $1,200,000 on capital expenditures in 2006. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity in both Toccoa and Royston, Georgia, potential line extension opportunities and the continued deployment of high-speed Internet services in certain areas of the Partnership’s systems.
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
     On August 26, 2005, the Partnership and Northland Cable Television, Inc. (NCTV), a related party affiliate, settled their ongoing litigation with the buyer (Buyer) of the Washington Systems. Buyer had asserted various claims against the Partnership and NCTV and withheld sales proceeds of $411,600 and $433,200, respectively from each selling company. As a result of the settlement Buyer received $390,000 of the aggregate retained sales proceeds. Of this amount, $283,200 was allocated to the Partnership sales transaction and has been reflected in discontinued operations as a loss from the sale of the systems in the Partnership’s statement of operations. The Partnership also recorded $35,736 in legal fees in connection with the settlement of this litigation.
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

SOLICITATION OF INTEREST FROM POTENTIAL BUYERS
     The General Partner has been working with a nationally recognized brokerage firm to solicit offers from potential purchasers for the sale of the Partnership’s assets for fair value.
     Despite ongoing efforts, the General Partner has been unable to secure any offers for the sale of the Partnership’s assets at this time. Management does not feel that the lack of viable purchase offers for the Partnership’s remaining cable systems reflect a lack of value in those systems or a concern over the operational capabilities of those systems. Instead, based on experience, many factors affect the market for cable television systems over time, including whether the various companies participating in the cable television industry are generally in an acquisition mode, the availability of financing through lenders or investors and the number of other systems that are either on the market or forecasted to soon be offered for sale.
     It is Management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of receiving a solid purchase offer from a financially viable purchaser at any specific time. Notwithstanding, the General Partner will continue its efforts to solicit offers from potential purchasers from time to time with the goal of securing more than one viable offer for the partnership’s cable systems, however, Management is unable at this time to forecast the ultimate outcome of these activities.
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
Intangible Assets
     In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the assets below its carrying value.
     Management believes the franchises have indefinite lives because the franchises are expected to be used by the Partnership for the foreseeable future as determined based on an analysis of all pertinent factors, including changes in legal, regulatory or contractual provisions and effects of obsolescence, demand and competition. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises is not material in relation to the carrying value of the franchises. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates.
Allocation of Interest Expense to Discontinued Operations
     The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $14,207,000 in expected principal payments, which were applied to the term loan upon closing of the transactions. In addition, the Partnership was required to pay prepayment fees of approximately $218,000 to its lender, as a result of the prepayment of the term loan with the Brenham and Bay City proceeds. This entire amount, plus a ratable portion of deferred debt costs, have been classified as loss on extinguishment of debt and have been allocated to discontinued operations.
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
TRANSACTIONS WITH MANAGING GENERAL PARTNER AND AFFILIATES
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $418,214, $431,900, and $440,690, for 2005, 2004, and 2003, respectively. Management fees charged to discontinued operations by the General Partner were $137,300, $261,913 and $312,620 in 2005, 2004 and 2003, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $549,815, $538,664, and $528,682, for 2005, 2004, and 2003, respectively. Amounts charged to discontinued operations for these services were $136,945, $272,943 and $394,929 in 2005, 2004 and 2003, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations received $1,350, $55, and $44,572 under the terms of these agreements during 2005, 2004, and 2003, respectively. The Partnership’s discontinued operations include $76,400, $135,463 and $135,449 of costs received under the terms of these agreements during 2005, 2004 and 2003, respectively.

     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. Prior to 2004, the Partnership recorded gross advertising revenues and related expenses on its statement of operations. Beginning in 2004, the Partnership and CAC modified their agreement such that CAC retains all of the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. In 2005, 2004, and 2003, the Partnership’s continuing operations include $80,376, $132,872, and $83,825, respectively, for these services. Of this amount, $48,870 and $107,787 were capitalized in 2005 and 2004, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $11,007, $18,883 and $51,010 in 2005, 2004 and 2003, respectively, for these services. None of these amounts were capitalized.
CERTAIN BUSINESS RELATIONSHIPS
     John E. Iverson, a Director and Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $38,000.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The audited financial statements of the Partnership for the years ended December 31, 2005, 2004 and 2003 are included as a part of this filing (see Item 15 (a) below).
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
     JOHN S. WHETZELL (AGE 64.). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 30 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.
     JOHN E. IVERSON (AGE 69). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 43 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.
     RICHARD I. CLARK (AGE 48). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 27 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.
     GARY S. JONES (AGE 48). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 60). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.
     H. LEE JOHNSON (AGE 62). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 36 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.
     R. GREGORY FERRER (AGE 50). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.
     MATTHEW J. CRYAN (AGE 41). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.
     RICK J. MCELWEE (AGE 44). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.
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

Code of Ethics
     The Partnership does not currently have a code of ethics. The Partnership has only 26 employees and the Northland executives, together with the NTC and Northland boards, manage all oversight functions. With so few employees, none of which have executive oversight responsibilities, the Partnership does not believe that developing and adopting a code of ethics is necessary. Northland and NTC also do not have a code of ethics; but will consider whether adopting a code of ethics is appropriate during the current fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner and affiliates during 2004 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2005 (see Items 15 (a) and 13 (a) below).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2003 is as follows:

AMOUNT AND NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS
General Partner’s Interest	Northland Communications Corporation	(See Note A)	(See Note A)
101 Stewart Street
Suite 700
Seattle, Washington 98101
General Partner’s Interest	FN Equities Joint Venture 2780 Skypark Dr.	(See Note B)	(See Note B)
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
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $418,214, $431,900, and $440,690, for 2005, 2004, and 2003, respectively. Management fees charged to discontinued operations by the General Partner were $137,300, $261,913 and $312,620 in 2005, 2004 and 2003, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $549,815, $538,664, and $528,682, for 2005, 2004, and 2003, respectively. Amounts charged to discontinued operations for these services were $136,945, $272,943 and $394,929 in 2005, 2004 and 2003, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations received $1,350, $55, and $44,572 under the terms of these agreements during 2005, 2004, and 2003, respectively. The Partnership’s discontinued operations include $76,400, $135,463 and $135,449 of costs received under the terms of these agreements during 2005, 2004 and 2003, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. Prior to 2004, the Partnership recorded gross advertising revenues and related expenses on its statement of operations. Beginning in 2004, the Partnership and CAC modified their agreement such that CAC retains all of the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. In 2005, 2004, and 2003, the Partnership’s continuing operations include $80,376, $132,872, and $83,825, respectively, for these services. Of this amount, $48,870 and $107,787 were capitalized in 2005 and 2004, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $11,007, $18,883 and $51,010 in 2005, 2004 and 2003, respectively, for these services. None of these amounts were capitalized.
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
     (c) INDEBTEDNESS OF MANAGEMENT. None.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2005 and 2004 have been allocated by management and are set forth below.

	Year Ended December 31,
	2005	2004

Audit fees	$83,022	$67,282
Audit-related fees	—	—

Total	$83,022	$67,282

Audit fees for the fiscal years ended December 31, 2005 and 2004 were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY
NUMBERED
PAGE
(a)	FINANCIAL STATEMENTS:

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheets—December 31, 2005 and 2004	F-2

	Statements of Operations for the years ended December 31, 2005, 2004 and 2003	F-3

	Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2005, 2004 and 2003	F-4

	Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-5

	Notes to Financial Statements—December 31, 2005 and 2004	F-6

(b)	REPORTS ON FORM 8-K :

Form 8-K disclosing execution of purchase and sale agreement to sell Brenham, TX system dated February 7, 2005

Form 8-K disclosing execution of purchase and sale agreement to sell Bay City, TX system dated March 1, 2005

Form 8-K filed on April 8, 2005 Letter to limited partners regarding mini-tender offer dated April 7, 2005

Form 8-K filed on July 7, 2005 disclosing completion of sale of Bay City system

Form 8-K filed on August 5, 2005 disclosing completion of sale of Brenham system

Form 8-K filed on September 23, 2005 disclosing the settlement of the litigation with the buyer of the Washington Systems.

(c)	EXHIBITS:

4.1	Forms of Amended and Restated Certificate of Agreement of Limited Partnership(1)

10.1	Brenham Franchise (2)

10.1	Amendment to Brenham Franchise (4)

10.3	Washington County Franchise (2)

10.4	Island County Franchise (Amended) (2)

10.5	Bay City Franchise (2)

10.6	Sweeney Franchise (2)

10.7	West Columbia Franchise (2)

10.8	Wharton Franchise (2)

10.9	Tenneco Development Corp. Franchise (3)

10.10	Sequim Franchise (1)

10.11	Clallam County Franchise (1)

10.12	Credit Agreement with National Westminster Bank USA (1)

10.13	First, Second and Third Amendments to Credit Agreement with National Westminster Bank USA (3)

10.14	Amended and Restated Management Agreement with Northland Communications Corporation (3)

10.15	Operating Management Agreement with Northland Cable Television, Inc. (3)

10.16	Assignment and Transfer Agreement with Northland Telecommunications Corporation dated May 24, 1989 (4)

10.17	Agreement of Purchase and Sale with Sagebrush Cable Limited Partnership (5)

10.18	Fourth, Fifth, Sixth and Seventh Amendments to Credit Agreement with National Westminster Bank USA (6)

10.19	Franchise Agreement with the City of Sequim, WA effective as of May 6, 1992 (7)

10.20	Franchise Agreement with Clallam County, WA effective as of May 29, 1992 (7)

10.21	Eighth Amendment to Credit Agreement with National Westminster Bank USA dated as of May 28, 1992 (7)

10.22	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership (Buyer) and Country Cable, Inc. (Seller) (8)

10.23	Amendment to Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Country Cable, Inc. dated September 14, 1993 (9)

10.24	Commercial Loan Agreement between Seattle-First National Bank and Northland Cable Properties Seven Limited Partnership dated September 24, 1993 (9)

10.25	Franchise Agreement with Island County, WA dated October 4, 1993 (10)

10.26	Franchise Agreement with Skagit County — Assignment and Assumption Agreement dated September 27, 1993 (10)

10.27	Franchise Agreement with Whatcom County — Assignment and Assumption Agreement dated September 27, 1993 (10)

10.28	Amendment to Commercial Loan Agreement dated March 15, 1994 (10)

10.29	Operating and Management Agreement with Northland Cable Television, Inc. dated November 1, 1994 (11)

10.30	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Southland Cablevision, Inc. (12)

10.31	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and TCI Cablevision of Georgia, Inc. (12)

10.32	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated February 29, 1996 (12)

10.33	Asset purchase agreement between Northland Cable Properties Seven Limited Partnership and Robin Media Group, Inc. (13)

10.34	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated December 1, 1997 (13)

10.35	First Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated January 26, 2001 (14)

10.36	Second Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated March 31, 2002 (15)

10.37	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (16)

10.38	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First national Bank) dated May 15, 2003 (17)

10.39	Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated November 3, 2003 (18)

10.40	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Cequel III Communications I, LLC dated February 2, 2005 (19)

10.41	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and McDonald Investment Company, Inc. dated February 24, 2005 (19)

10.42	First Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated March 28, 2005 (19)

10.43	Second Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated August 1, 2005

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 31, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 31, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 31, 2006 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 31, 2006 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002 (20)

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on August 6, 1987

(2)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the year ended December 31, 1988.

(4)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(5)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 1989.

(6)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1990.

(7)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1992.

(8)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1993

(9)	Incorporated by reference from the partnership’s Form 8-K dated September 27, 1993 Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(11)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(12)	Incorporated by reference from the partnership’s Form 8-K dated March 1, 1996.

(13)	Incorporated by reference from the partnership’s Form 8-K dated December 5, 1997.

(14)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

(15)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(16)	Incorporated by reference from the partnership’s Form 8-K dated March 11, 2003

(17)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(18)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 2003

(19)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(20)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2001

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

	By:	NORTHLAND COMMUNICATIONS CORPORATION
(Managing General Partner)

Date: 3-30-06	By	/S/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ JOHN S. WHETZELL John S. Whetzell	Chief executive officer of registrant; chief executive officer and chairman of the board of directors of Northland Communications Corporation	3-30-06

/S/ RICHARD I. CLARK	Director of Northland Communications Corporation	3-30-06
Richard I. Clark

/S/ JOHN E. IVERSON	Secretary and Director of Northland Communications Corporation	3-30-06
John E. Iverson

/S/ GARY S. JONES	President of Northland Communications Corporation	3-30-06
Gary S. Jones

Report of Independent Registered Public Accounting Firm
The Partners
Northland Cable Properties Seven Limited Partnership:
We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, changes in partner’ capital (deficit), and cash flows for each of the years in the three year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
/s/ KPMG
Seattle, Washington
February 10, 2006

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Cash	$877,365	65,547
Accounts receivable	230,728	341,965
Due from affiliates	83,810	111,960
Prepaid expenses	74,950	134,282
System sale receivable	1,779,553	411,600

Investment in cable television properties:
Property and equipment	17,046,470	27,885,405
Less accumulated depreciation	(10,477,977)	(17,294,389)

	6,568,493	10,591,016

Franchise agreements (net of accumulated amortization of $9,995,974 and $10,321,249 in 2005 and 2004, respectively)	9,606,966	9,607,185

Total investment in cable television properties	16,175,459	20,198,201

Loan fees and other intangibles (net of accumulated amortization of $729,673 and $852,973 in 2005 and 2004, respectively)	124,277	586,327

Total assets	$19,346,142	21,849,882

Liabilities and Partners’ Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses	$1,183,102	1,262,921
Due to Managing General Partner and affiliates	46,643	69,425
Deposits	16,335	20,852
Subscriber prepayments	184,811	346,281
Notes payable	3,827,998	18,275,000

Total liabilities	5,258,889	19,974,479

Commitments and contingencies

Partners’ capital (deficit):
General Partners:
Contributed capital	(25,367)	(25,367)
Accumulated deficit	(44,421)	(168,347)

	(69,788)	(193,714)

Limited Partners:
Contributed capital, net (49,656 units)	18,554,844	18,735,576
Accumulated deficit	(4,397,803)	(16,666,459)

	14,157,041	2,069,117

Total liabilities and partners’ capital (deficit)	$19,346,142	21,849,882

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Operations
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Revenue	$8,366,133	8,638,009	8,813,801

Expenses:
Operating (including $131,060, $143,934, and $131,816, net, paid to affiliates in 2005, 2004, and 2003, respectively), excluding depreciation and amortization expense recorded below	831,395	797,500	749,206
General and administrative (including $849,330, $849,330, and $901,830, net, paid to affiliates in 2005, 2004, and 2003, respectively)	2,199,450	2,232,441	2,100,659
Programming (including $2,605, $2,440, and $55,867, net, paid to affiliates in 2005, 2004, and 2003, respectively)	2,688,255	2,651,617	2,753,915
Depreciation expense	1,587,491	1,529,666	1,495,551
Loss (gain) on disposal of assets	(40,697)	28,951	21,294

	7,265,894	7,240,175	7,120,625

Operating income	1,100,239	1,397,834	1,693,176
Other income (expense):
Interest expense and amortization of loan fees	(354,263)	(408,641)	(396,572)
Gain on extinguishment of debt	—	—	35,591
Interest income and other, net	2,555	4,832	(1,471)

Income from continuing operations	748,531	994,025	1,330,724
Discontinued operations (note 11):
Income (loss) from operations of Brenham, Bay City and Washington Systems, net (including gain on sale systems of $12,547,285 and $14,027,857 in 2005 and 2003, respectively)	11,644,051	(202,335)	13,380,636

Net income	$12,392,582	791,690	14,711,360

Allocation of net income:
General Partners	$123,926	7,917	147,114
Limited Partners	12,268,656	783,773	14,564,246
Net income per limited partnership unit	247	16	293
Income from continuing operations per limited partnership unit	15	20	27
Income (loss) from discontinued operations per limited partnership unit	232	(4)	267
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Changes in Partners’ Capital (Deficit)
Years ended December 31, 2005, 2004, and 2003

	General	Limited
	Partners	Partners	Total
Balance, December 31, 2002	$(348,745)	(13,278,902)	(13,627,647)

Net income	147,114	14,564,246	14,711,360

Balance, December 31, 2003	(201,631)	1,285,344	1,083,713

Net income	7,917	783,773	791,690

Balance, December 31, 2004	(193,714)	2,069,117	1,875,403

Net income	123,926	12,268,656	12,392,582

Distribution declared to Limited Partners for income taxes	—	(180,732)	(180,732)

Balance, December 31, 2005	$(69,788)	14,157,041	14,087,253

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$12,392,582	791,690	14,711,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,663,369	2,197,582	2,334,566
Loan fee amortization	97,981	137,986	743,198
(Gain) loss on asset dispositions	(12,804,336)	28,951	(14,006,563)
Loss (gain) on extinguishment of debt	717,485	—	(35,589)
Other	—	41,218	12,878
Changes in certain assets and liabilities:
Accounts receivable	54,202	109,013	420,688
Prepaid expenses	44,977	(31,698)	3,009
Accounts payable and accrued expenses	(567,373)	105,680	(1,968,519)
Due to/from General Partner and affiliates	5,368	(27,086)	(953,228)
Deposits	2,674	2,642	(90)
Subscriber prepayments	(32,254)	(11,848)	(174,090)

Net cash provided by operating activities	1,574,675	3,344,130	1,087,620

Cash flows from investing activities:
Purchase of property and equipment	(1,340,443)	(1,518,294)	(992,861)
Proceeds from sale of systems	15,100,846	708,894	19,281,427
Insurance proceeds from fund maintained by affiliate	24,242	—	—
Proceeds from sale of assets	36,562	1,000	2,500

Net cash provided by (used in) investing activities	13,821,207	(808,400)	18,291,066

Cash flows from financing activities:
Proceeds from notes payable	—	—	21,500,000
Principal payments on notes payable	(14,447,002)	(3,225,000)	(40,054,185)
Loan fees	(137,062)	(3,877)	(743,343)

Net cash used in financing activities	(14,584,064)	(3,228,877)	(19,297,528)

Increase (decrease) in cash	811,818	(693,147)	81,158

Cash, beginning of year	65,547	758,694	677,536

Cash, end of year	$877,365	65,547	758,694

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,146,412	1,302,671	1,532,108
Distribution declared to Limited Partners for income taxes	(180,732)	—	—
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
(1)	Organization and Partners’ Interests
(a)	Formation and Business

Northland Cable Properties Seven Limited Partnership (the Partnership), a Washington limited partnership, was formed on April 17, 1987. The Partnership was formed to acquire, develop, and operate cable television systems. The Partnership began operations on September 1, 1987. The Partnership’s systems include a system serving four cities in or around Vidalia, Georgia; a system serving two cities in or around Sandersville, Georgia; and two systems serving several communities in and around Toccoa and Royston, Georgia. The Partnership has 17 nonexclusive franchises to operate the cable systems for periods, which will expire at various dates through 2024.

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable systems in and around Sequim and Camano Island, Washington (the Washington Systems). On June 30, 2005 and August 1, 2005, the Partnership sold the operating assets and franchise rights of its cable systems serving the communities of Bay City and Brenham, Texas, respectively. The accompanying financial statements present the results of operations and the sales of the Sequim, Camano Island, Bay City and Brenham systems as discontinued operations.

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

F - 6	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
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

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $10,900 at December 31, 2005 and $14,500 at December 31, 2004. Receivables are stated at net realizable value and are written-off when the Partnership deems specific customer invoices to be uncollectible.

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

F - 7	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20	years
Distribution plant	10	years
Other equipment	5-20	years
The Partnership periodically evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

The Partnership recorded depreciation expense within continuing operations of $1,587,491, $1,529,666, and $1,495,551 in 2005, 2004, and 2003, respectively, and depreciation expense within discontinued operations of $75,878, $667,916 and $839,015 in 2005, 2004 and 2003, respectively.

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

Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment during the fourth quarter of each year presented and determined that the fair value of the assets exceeded their carrying value. The Partnership determined that there are no conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

F - 8	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
(e)	Loan Fees

Loan fees are being amortized using the straight-line method, which approximates the effective interest method, over periods of five to six years (current weighted average remaining useful life of 3.25 years). The Partnership recorded loan fee amortization expense attributable to continuing operations of $33,719, $41,370, and $181,988 in 2005, 2004, and 2003, respectively as interest expense. Amortization expense attributable to discontinued operations was $64,262, $96,616 and $561,210 in 2005, 2004 and 2003, respectively. Amortization of loan fees for each of the next five years and thereafter is expected to be as follows:

2006	$38,239
2007	38,239
2008	38,239
2009	9,560

2010	$124,277

(f)	Self Insurance

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense for the amount of the loss, net of any amounts to be drawn from the fund. Management suspended contributions throughout 2002 based on its assessment that the current balance would be sufficient to meet potential claims. In 2005 and 2004, the Partnership was required to make contributions and was charged $6,385 and $2,663, respectively, by the fund. As of December 31, 2005, the fund (related to all Northland entities) had a balance of $202,270.

(g)	Revenue Recognition

Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in continuing operations were $275,917, $263,784, and $580,796 in 2005, 2004, and

F - 9	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
2003, respectively, and local spot advertising revenues in discontinued operations were $319,653, $567,755 and $540,097 in 2005, 2004 and 2003, respectively.

(h)	Advertising Costs

The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to continuing operations were $926, $11,417, and $256,118 in 2005, 2004, and 2003, respectively, and advertising costs attributable to discontinued operations were $190,075, $337,550 and $346,755 in 2005, 2004 and 2003, respectively.

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

(k)	Fair Value of Financial Instruments

Financial instruments consist of cash and notes payable. The fair value of the notes payable approximates their carrying value because of their variable interest rates (note 8).

(l)	Recently Adopted Accounting Principles

In November 2004, the EITF ratified its consensus on Issue No. 03-13, Applying the Conditions in paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, (EITF 03-13). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies the assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 did not have a material impact on the Partnership’s financial statements.
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

F - 10	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
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

The Limited Partners’ total initial contributions to capital were $24,893,000 ($500 per partnership unit). As of December 31, 2005, $3,108,554 ($62.50 per partnership unit) had been distributed to the Limited Partners, and the Partnership has repurchased $65,000 of limited partnership units (130 units at $500 per unit).

(5)	Transactions with General Partner and Affiliates
(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $418,214, $431,900, and $440,690, for 2005, 2004, and 2003, respectively. Management fees charged to discontinued operations by the General Partner were $137,300, $261,913 and $312,620 in 2005, 2004 and 2003, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $549,815, $538,664, and $528,682 for 2005, 2004, and 2003, respectively. Amounts charged to discontinued operations for these services were $136,945, $272,943 and $394,929 in 2005, 2004 and 2003, respectively.

F - 11	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations received $1,350, $55, and $44,572 under the terms of these agreements during 2005, 2004, and 2003, respectively. The Partnership’s discontinued operations include $76,400, $135,463 and $135,449 of costs received under the terms of these agreements during 2005, 2004 and 2003, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. Prior to 2004, the Partnership recorded gross advertising revenues and related expenses on its statement of operations. Beginning in 2004, the Partnership and CAC modified their agreement such that CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. In 2005, 2004, and 2003, the Partnership’s continuing operations include $80,376, $132,872, and $83,825, respectively, for these services. Of this amount, $48,870 and $107,787 were capitalized in 2005 and 2004, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $11,007, $18,883 and $51,010 in 2005, 2004 and 2003, respectively, for these services. None of these amounts were capitalized.

(c)	Due from Affiliates

The receivable from the affiliates consists of the following:

	December 31
	2005	2004
Reimbursable operating costs, net	$5,239	15,569
Other amounts due from affiliates, net	78,571	96,391

	$83,810	111,960

F - 12	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2005	2004
Management fees	$(203)	(10,595)
Reimbursable operating costs, net	53,004	82,664
Other amounts due to (from) General Partner and affiliates, net	(6,158)	(2,644)

	$46,643	69,425

(6)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2005	2004
Land and buildings	$627,654	885,708
Distribution plant	14,824,989	24,757,732
Other equipment	1,259,418	2,148,600
Leasehold improvements	6,331	26,178
Construction in progress	328,078	67,187

	17,046,470	27,885,405

Accumulated depreciation	(10,477,977)	(17,294,389)

Property and equipment, net of accumulated depreciation	$6,568,493	10,591,016

F - 13	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31
	2005	2004
Accounts payable	$189,484	100,888
Program license fees	439,053	478,102
Interest	57,535	108,584
Franchise fees	208,525	283,670
Pole rental	30,870	136,385
Payroll	36,289	60,195
Taxes	25,332	67,531
Copyright fees	10,872	26,322
Limited Partners tax liability	180,732	—
Other	4,410	1,244

	$1,183,102	1,262,921

(8)	Note Payable

In March and August of 2005, in anticipation of and as a result of the sale of the Brenham and Bay City systems, the Partnership amended the terms and conditions of its term loan agreement. The terms of the amendments modify the principal repayment schedule, the interest rate margins and various covenants (described below), and allowed the Partnership to retain $300,000 of the proceeds from the sale of the Brenham system, to be used for capital spending purposes. The Partnership capitalized $137,062, which were paid to the lender in connection with these transactions. The term loan is collateralized by a first lien position on all present and future assets of the Partnership and matures March 31, 2009.

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

As of December 31, 2005 and 2004, the balance of the Refinanced Credit Facility was $3,827,998 and $18,275,000, respectively.

F - 14	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
Annual maturities of the note payable after December 31, 2005, are as follows:

2006	$941,713
2007	1,165,633
2008	1,387,554
2009	333,098

$3,827,998

The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant will not be measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000. As of December 31, 2005, the Partnership was in compliance with the terms of the loan agreement.

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

As a result of the sales of the Brenham and Bay City systems, the Limited Partners were allocated taxable income in 2005. State income taxes to be paid by the Partnership on behalf of the Limited Partners have been recorded as a reduction of Limited Partner’s capital. There was no taxable income allocated to the Limited Partners in 2004 or 2003. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the Limited Partners is different from that reported in the statement of operations principally due to the differences in depreciation and amortization expense allowed for tax purposes and the amounts recognized under accounting principles generally accepted in the United States of America. Historically, there were no other significant differences between taxable income and the net loss reported in the statements of operations.

The Partnership agreement provides that tax losses may not be allocated to the Limited Partners if such loss allocation would create a deficit in the Limited Partners’ Capital Account. Such excess losses are

F - 15	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
reallocated to the General Partner (Reallocated Limited Partner Losses). In subsequent years, 100% of the Partnership’s taxable income is allocated to the General Partner until the General Partner has been allocated taxable income in amounts equal to the Reallocated Limited Partner Losses.

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

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense attributable to continuing operations, related to these leases was $22,072, $26,606, and $27,250 in 2005, 2004, and 2003, respectively. Rental expense attributable to discontinued operations related to these leases was $7,175, $12,300 and $19,798 in 2005, 2004 and 2003, respectively. Minimum lease payments through the end of the lease terms are as follows:

2006	$10,074
2007	744

$10,818

The Partnership also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals attributable to continuing operations for the years ended December 31, 2005, 2004, and 2003 was $166,782, $162,024, and $117,272, respectively. Rent expense incurred for pole rentals attributable to discontinued operations for the years ended December 31, 2005, 2004 and 2003 was $34,981, $59,968 and $84,910, respectively.

(b)	Effects of Regulations

The operation of a cable system is extensively regulated at the federal, local, and, in some instances, state levels. The Cable Communications Policy Act of 1984, as amended, the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act), and the 1996

F - 16	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
Telecommunications Act (the 1996 Telecom Act, and, collectively, the Cable Act) establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change.

Cable Rate Regulation — Although the FCC established the rate regulatory scheme pursuant to the 1992 Cable Act, local municipalities, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations, public, educational, and government access channels and various entertainment and home shopping channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing for basic service tier programming. All of Northland’s systems are eligible for these simplified cost-of-service rules, and have calculated rates in accordance with those rules.

Cable Entry into Internet — The U.S. Supreme Court recently ruled that cable television systems may deliver high-speed Internet access and remain within the protections of Section 703 of the Telecommunications Act of 1996 (the Pole Attachment Act). National Cable & Telecommunications Assoc. v. Gulf Power Co., Nos. 00-832 and 00-843, 534 U.S. (January 16, 2002). The Court reversed the Eleventh Circuit’s decision to the contrary and sustained the FCC decision that applied the Pole Attachment Act’s rate formula and other regulatory protections to cable television systems’ attachments over which commingled cable television and cable modem services are provided. The data services business, including Internet access, is largely unregulated at this time apart from federal, state and local laws and regulations applicable to businesses in general. Some federal, state, local and foreign governmental organizations are considering a number of legislative and regulatory proposals with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. It is uncertain how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation. Additionally, some jurisdictions have sought to impose taxes and other burdens on providers of data services, and to regulate content provided via the Internet and other information services. Northland expects that proposals of this nature will continue to be debated in Congress and state legislatures in the future. Additionally, the FCC is now considering a proposal to impose obligations on some or all providers of Internet access services to contribute to the cost of federal universal service programs, which could increase the cost of Internet access. Currently, Federal court rulings and FCC order provide that cable modem revenue be excluded from gross revenues for purposes of franchise fee calculations. Cable Modem Services have been classified as an “interstate information service,” which has historically meant that no regulations apply to the provision of this service. However, there is likely to be continuing uncertainty about the classification and regulation of cable modem services.

F - 17	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
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

Must Carry and Retransmission Consent — The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions. The FCC has an on-going administrative proceeding in which it has evaluated various proposals for mandatory carriage of digital television signals. In its initial decision the FCC, in part, (i) declined to order the carriage of both the analog and digital signals of television stations; (ii) determined that a television broadcast station licensee that is operating only on its authorized digital channel and/or that has surrendered its analog broadcast channel has mandatory cable carriage rights within the broadcaster’s local service area for only the “primary video” programming stream of the broadcaster’s digital broadcast channel and does not have the right to require the cable operator to carry multiple digital programming streams, commonly called “multicasting”. In February 2005, the FCC reaffirmed its earlier decision not to impose (i) a dual carriage regulation, and (ii) denial of any “multicast” requirement. The broadcast industry trade association and several broadcasters have announced that they will challenge the FCC’s ruling and will lobby Congress for favorable legislation. The FCC may evaluate additional modifications to its digital broadcast signal carriage requirements in the future. Northland cannot predict the ultimate outcome of this proceeding, or the impact any new carriage requirements may have on the operation of its cable systems. The President has signed into law legislation establishing February 2009 as the deadline to complete the broadcast transition to digital spectrum and to reclaim analog spectrum. Cable operators may need to take additional operational steps at that time to ensure that customers not otherwise equipped to receive digital programming, retain access to broadcast programming.

Access Channels — Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access

F - 18	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions, and maximum rates a cable operator may charge for commercial leased access use.
Access to Programming — The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. Given the heightened competition and media consolidation, it is possible that we will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact our business.
Copyright — Cable systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. Moreover, the Copyright Office has not yet provided any guidance as to the how the compulsory copyright license should apply to newly offered digital broadcast signals. Copyright clearances for nonbroadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.
State and Local Regulation — Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional or renew existing franchises.
Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially among jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. One of the state in which Northland conducts business has centralized the jurisdiction over franchising with a state governmental agencies, rather than with municipalities. These new regulations are similar to those that govern a public utility. Several other states are also considering regulating cable franchises at the state governmental level. The effect of such legislation is to simplify and expedite entrance of new competitive providers of video, data and voice services into the market. Northland anticipate that this trend towards simplified entrance into the market will continue. Although state and local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the

F - 19	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
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

Phone Service — The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for us to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities and established requirements ensuring that we could interconnect with other telephone companies to provide a viable service. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, our primary telecommunications competitors and our own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of VOIP, should be regulated only at the federal level, rather than by individual states. A legal challenge to that FCC decision is pending. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation and universal service obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with traditional 911 emergency service obligations (E911) and it has extended requirements for accommodating law enforcement wiretaps to such providers. It is unclear how these regulatory matters ultimately will be resolved and how they will affect our potential expansion into phone service.

The foregoing summary does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the cable or telephony industries. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements currently are the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals that could alter, in varying degrees, the manner in which cable or information service systems operate. Northland cannot predict at this time the outcome of these proceedings or their impact upon the industry or upon Northland’s business and operations.
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

F - 20	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
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

On August 26, 2005, the Partnership and Northland Cable Television, Inc. (NCTV), a related party affiliate, settled their ongoing litigation with the buyer (Buyer) of the Washington Systems. Buyer had asserted various claims against the Partnership and NCTV and withheld sales proceeds of $411,600 and $433,200, respectively from each selling company. As a result of the settlement Buyer received $390,000 of the aggregate retained sales proceeds. Of this amount, $283,200 was allocated to the NCP7 sales transaction and has been reflected in discontinued operations as a loss from the sale of the systems in the Partnership’s statement of operations. The Partnership also recorded $35,736 in legal fees in connection with the settlement of this litigation.

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

F - 21	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
The assets and liabilities attributable to the Brenham and Bay City systems as of December 31, 2004 consisted of the following:

December 31,
2004
Cash	$16,893
Accounts receivable	179,757
Prepaid expenses	54,039

Property and equipment	12,032,462
Accumulated depreciation	(8,336,538)

3,695,924
Franchise agreements (net of accumulated amortization of $325,275)	219

Total assets	$3,946,832

Accounts payable and accrued expenses	$433,206
Deposits	6,552
Subscriber prepayments	176,969

Total liabilities	$616,727

F - 22	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
The revenue, expenses and other items attributable to the operations of the Washington, Brenham and Bay City systems for the years ended December 31, 2005, 2004, and 2003 have been reported as discontinued operations in the accompanying statements of operations and include the following:

	2005	2004	2003
Revenue	$2,750,502	5,238,241	6,252,406
Expenses:
Operating (including $35,277 and $42,829, received from affiliates, and $23,017 paid to affiliates in 2005, 2004 and 2003, respectively)	244,957	401,672	533,077
General and administrative (including $243,342, $461,524, and $573,422 paid to affiliates in 2005, 2004, and 2003, respectively)	860,500	1,383,478	1,583,455
Programming (including $787 paid to affiliates, $419 received from affiliates, and $26,671 paid to affiliates in 2005, 3004 and 2003, respectively)	1,132,189	2,033,154	2,317,967
Depreciation and amortization	75,878	667,916	839,015

Income from operations	436,978	752,021	978,892

Other income (expense):
Interest expense and amortization of loan fees	(622,727)	(954,356)	(1,626,113)
Loss on extinguishment of debt	(717,485)	—	—
Gain on sale of systems	12,547,285	—	14,027,857

Income (loss) from operations of Washington, Brenham and Bay City systems, net	$11,644,051	$(202,335)	13,380,636

The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $18,713,000 in principal payments related to the sale of the Washington systems and approximately $14,207,000 in principal payments related to the sales of the Brenham and Bay City systems. In addition, the Partnership was required to pay a prepayment fee of approximately $218,000 to its lender, as a result of the prepayment of the term loan with the Brenham and Bay City proceeds. This entire amount, plus a ratable portion of deferred debt costs are classified as loss on extinguishment of debt and have been allocated to discontinued operations.

F - 23	(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
(12)	Solicitation of Interest From Potential Buyers

The General Partner has been working with a nationally recognized brokerage firm to solicit offers from potential purchasers for the sale of the Partnership’s assets for fair value.

Despite ongoing efforts, the General Partner has been unable to secure any offers for the sale of the Partnership’s assets at this time. Management does not feel that the lack of viable purchase offers for the Partnership’s remaining cable systems reflect a lack of value in those systems or a concern over the operational capabilities of those systems. Instead, based on experience, many factors affect the market for cable television systems over time, including whether the various companies participating in the cable television industry are generally in an acquisition mode, the availability of financing through lenders or investors and the number of other systems that are either on the market or forecasted to soon be offered for sale.

It is Management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of receiving a solid purchase offer from a financially viable purchaser at any specific time. Notwithstanding, the General Partner will continue its efforts to solicit offers from potential purchasers from time to time with the goal of securing more than one viable offer for the partnership’s cable systems, however, Management is unable at this time to forecast the ultimate outcome of these activities.

(13)	Litigation

In March 2005, Northland filed a compliant against one of its programming networks seeking a declaration that a December 2004 contract between Northland and the programmer was an enforceable contract related to rates Northland would pay for its programming and damages for breach of that contract. The programmer counter-claimed, alleging copyright infringement and breach of contract. The Partnership is currently in discovery and a trial date is set for May 1, 2006. At this time Management cannot reasonably estimate the probability of a favorable or unfavorable outcome of this case nor can it reasonably estimate the amount of any potential recovery or damages that could result from any such outcome.

F - 24