Form 10-Q
period 2006-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2006-05-15
CIK 813658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-16718
Northland Cable Properties Seven Limited Partnership
(Exact Name of Registrant as Specified in Charter)

Washington	91-1366564

(State of Organization)	(I.R.S. Employer Identification No.)

101 Stewart Street, Suite 700, Seattle, Washington	98065

(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2006	2005
ASSETS

Cash	$627,243	$877,365
Accounts receivable	134,655	230,728
Due from affiliates	65,973	83,810
Prepaid expenses	91,111	74,950
System sale receivable	1,776,200	1,779,553
Property and equipment, net of accumulated depreciation of $10,871,558 and $10,477,977, respectively	6,548,399	6,568,493
Franchise agreements, net of accumulated amortization of $9,995,974, respectively	9,606,966	9,606,966
Loan fees and other intangibles, net of accumulated amortization of $739,233 and $729,673, respectively	114,717	124,277

Total assets	$18,965,264	$19,346,142

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$910,878	$1,183,102
Due to Managing General Partner and affiliates	60,032	46,643
Deposits	17,500	16,335
Subscriber prepayments	171,879	184,811
Notes payable	3,584,324	3,827,998

Total liabilities	4,744,613	5,258,889

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(43,087)	(44,421)

	(68,454)	(69,788)

Limited Partners:
Contributed capital, net	18,554,844	18,554,844
Accumulated deficit	(4,265,739)	(4,397,803)

	14,289,105	14,157,041

Total partners’ capital (deficit)	14,220,651	14,087,253

Total liabilities and partners’ capital (deficit)	$18,965,264	$19,346,142

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2006	2005
Service revenues	$2,117,436	$2,113,012

Expenses:
Cable system operations (including $35,566 and $33,060 to affiliates in 2005 and 2004, respectively), excluding depreciation and amortization shown below	196,385	183,919
General and administrative (including $215,011 and $209,065 to affiliates in 2005 and 2004, respectively)	582,265	529,352
Programming (including $994 and $402 to affiliates in 2005 and 2004, respectively)	715,787	695,386
Depreciation	394,760	391,236
(Gain) loss on disposal of assets	272	(24,242)

	1,889,469	1,775,651

Income from operations	227,967	337,361

Other income (expense):
Interest expense and amortization of loan fees	(95,046)	(64,882)
Interest income and other, net	477	—

	(94,569)	(64,882)

Income from continuing operations	$133,398	$272,479

Discontinued operations (note 3)
Loss from operations of Brenham and Bay City systems, net	—	(26,972)

Net income	133,398	245,507

Allocation of net income:

General Partners	$1,334	$2,455

Limited Partners	$132,064	$243,052

Income from continuing operations per limited partnership unit (49,656 units):	$3	$5

Loss from discontinued operations per limited partnership unit (49,656 units):	$—	$(1)

Net income per limited partnership unit:
(49,656 units)	$3	$5

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,398	$245,507
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	394,760	467,114
Loan fee amortization	9,560	37,307
Loss (gain) on sale of assets	272	(23,832)
Other	—	11,895
(Increase) decrease in operating assets:
Accounts receivable	99,426	60,584
Due from affiliates	17,837	(44,799)
Prepaid expenses	(16,161)	(105,732)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(272,496)	(212,034)
Due to Managing General Partner and affiliates	13,389	1,650
Deposits	1,165	2,668
Subscriber prepayments	(12,932)	99,447

Net cash provided by operating activities	368,218	539,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(385,670)	(181,204)
Proceeds from sale of assets	11,004	—
Proceeds from insurance	—	24,242

Net cash used in investing activities	(374,666)	(156,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(243,674)	(137,062)

Net cash used in financing activities	(243,674)	(137,062)

(DECREASE) INCREASE IN CASH	(250,122)	245,751

CASH, beginning of period	877,365	65,547

CASH, end of period	$627,243	$311,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$89,168	$428,077

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2006, its statements of operations for the three months ended March 31, 2006 and 2005, and its statements of cash flows for the three months ended March 31, 2006 and 2005. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2006 (9 months)	28,679
2007	38,239
2008	38,239
2009	9,560

$114,717

(3) System Sales
On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,449,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Historically, the Company has entered into similarly structured transactions and collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement. The Partnership recorded a gain from the sale of the Bay City System of approximately $7,122,000.
On August 1, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Brenham, Texas to Cequel III Communications I, LLC, an unaffiliated third party. The Brenham system was sold at a price of approximately $7,572,000 of which the Partnership received approximately $6,638,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $850,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Historically, the Company has entered into similarly structured transactions and collected the amount held in escrow. Under the terms of an amendment to the term loan agreement, executed in

August of 2005, the Partnership was allowed to retain $300,000 of these proceeds for capital spending purposes. The proceeds, less $300,000 retained for capital spending purposes, were used to pay down amounts outstanding under the term loan agreement. The Partnership recorded a gain from the sale of the Brenham system of approximately $5,266,000.
The revenue, expenses and other items attributable to the operations of the Brenham and Bay City systems for the three months ended March 31, 2005 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

For the three months ended
March 31, 2005
Service revenues	$1,281,881

Expenses:
Operating (including $13,630 received from affiliates in 2005)	93,251
General and administrative (including $112,240 paid to affiliates in 2005)	321,975
Programming (including $388 paid to affiliates in 2005)	525,423
Depreciation and amortization	75,878
Loss on disposal of assets	410

1,016,937

Income from operations	264,944

Other income (expense):
Interest expense and amortization of loan fees	(291,916)

Loss from operations of Brenham and Bay City systems, net	$(26,972)

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
(4) Notes Payable
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
Annual maturities of the note payable after March 31, 2006, are as follows:

2006 (9 months)	698,039
2007	1,165,633
2008	1,387,554
2009	333,098

$3,584,324

The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant was not measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000. As of March 31, 2006, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $3,584,324 at a LIBOR based interest rate of 9.17%. This interest rate expires during the second quarter of 2006, at which time, new rates will be established.
(5) Litigation
In March 2005, Northland filed a complaint against one of its programming networks seeking a declaration that a December 2004 contract between Northland and the programmer was an enforceable contract related to rates Northland would pay for its programming and damages for breach of that contract. The programmer counter-claimed, alleging copyright infringement and breach of contract. The Company is currently in discovery and a trial date is set for September 11, 2006. At this time Management cannot reasonably estimate the probability of a favorable or unfavorable outcome of this case nor can it reasonably estimate the amount of any potential recovery or damages that could result from any such outcome.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Three Months Ended March 31, 2006 and 2005
Total basic subscribers attributable to continuing operations increased from 13,391 as of December 31, 2005 to 13,622 as of March 31, 2006. The increase in subscribers is a result of several factors, including increased customer retention efforts and an increased emphasis on bundling its video and data products.
Revenue from continuing operations totaled $2,117,436 for the three months ended March 31, 2006, remaining relatively constant with the three months ended March 31, 2005. Revenues from continuing operations for the three months ended March 31, 2006 were comprised of the following sources:
•	$1,706,677 (81%) from basic and expanded services,

•	$131,491 (6%) from premium services

•	$21,827 (1%) from digital services

•	$79,673 (4%) from high speed Internet services

•	$74,604 (4%) from advertising

•	$40,521 (2%) from late fees

•	$62,643 (2%) from other sources.
Average monthly revenue per subscriber increased $2.61 or approximately 5% from $49.62 for three months ended March 31, 2005 to $52.23 for the three months ended March 31, 2006. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2005, increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 14,272 as of March 31, 2005 to 13,622 as of March 31, 2006.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, attributable to continuing operations totaled $196,385 for the three months ended March 31, 2006, representing an increase of approximately 7% from $183,919 for the three months ended March 31, 2005. This increase is primarily attributable to increases in employee salary and benefit costs, and increases in pole rental, vehicle and system utility costs in certain of the Partnership’s systems. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses attributable to continuing operations totaled $582,265 for the three months ended March 31, 2006, representing an increase of approximately 10% from $529,352 for the same period in 2005. This increase is primarily attributable to an increase in administrative salary and benefit costs and increased accounting and legal expenses.
Programming expenses attributable to continuing operations totaled $715,787 for the three ended March 31, 2006, an increase of 3% from $695,386 for the three months ended March 31, 2005. This increase is attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 14,272 as of March 31, 2005 to 13,622 as of March 31, 2006. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense allocated to continuing operations increased approximately 1%, from $391,236 for the three months ended March 31, 2005 to $394,760 for the three months ended March 31, 2006. This increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated or amortized.
Interest expense and amortization of loan fees allocated to continuing operations increased approximately 46% from $64,882 for the three months ended March 31, 2005 to $95,046 for the three months ended March 31, 2006. Lower average outstanding indebtedness during the first three months of 2006 as a result of required principal repayments was offset by higher interest rates in 2006 compared to 2005.

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
Net cash provided by operating activities totaled $368,218 for the three months ended March 31, 2006. Adjustments to the $133,398 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $394,760 and loan fee amortization of $9,560, offset by changes in other operating assets and liabilities of $169,772.
Net cash used in investing activities totaled $374,666 for the three months ended March 31, 2006, and consisted primarily of $385,670 in capital expenditures.
Net cash used in financing activities for the three months ended March 31, 2005, consisted of $243,674 in principal payments that were made under the amended term loan agreement.
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
Annual maturities of the note payable after March 31, 2006, are as follows:

2006 (9 months)	698,039
2007	1,165,633
2008	1,387,554
2009	333,098

$3,584,324

The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of

Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant was not measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000. As of March 31, 2006, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $3,584,324 at a LIBOR based interest rate of 9.17%. This interest rate expires during the second quarter of 2006, at which time, new rates will be established.
System Sales
On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,449,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Historically, the Company has entered into similarly structured transactions and collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement. The Partnership recorded a gain from the sale of the Bay City System of approximately $7,122,000.
On August 1, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Brenham, Texas to Cequel III Communications I, LLC, an unaffiliated third party. The Brenham system was sold at a price of approximately $7,572,000 of which the Partnership received approximately $6,638,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $850,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Historically, the Company has entered into similarly structured transactions and collected the amount held in escrow. Under the terms of an amendment to the term loan agreement, executed in August of 2005, the Partnership was allowed to retain $300,000 of these proceeds for capital spending purposes. The proceeds, less $300,000 retained for capital spending purposes, were used to pay down amounts outstanding under the term loan agreement. The Partnership recorded a gain from the sale of the Brenham system of approximately $5,266,000.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2006:

		Payments Due By Period
		Less than 1	1 - 3	3 - 5	More than
	Total	year	years	years	5 years
Notes payable	$3,584,324	$989,447	$2,594,877	—	—
Minimum operating lease payments	8,019	7,275	744	—	—

Total	$3,592,343	$996,722	$2,595,621

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2006.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s notes payable exclude interest expense.

Capital Expenditures
During the first three months of 2006, the Partnership incurred $385,670 in capital expenditures. These expenditures included the continued upgrades to 550 MHz and two- way in Toccoa and Vidalia, Georgia, which allow for further deployment of high-speed Internet services.
Management has estimated that the Partnership will spend approximately $900,000 on capital expenditures during the remainder of 2006. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in both Toccoa and Vidalia, Georgia, potential line extension opportunities and the continued deployment of high-speed Internet services in certain areas of the Partnership’s systems.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $38,000.
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
There has been no change during the most recent quarter in the Partnership’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 Legal proceedings
In March 2005, Northland filed a complaint against one of its programming networks seeking a declaration that a December 2004 contract between Northland and the programmer was an enforceable contract related to rates Northland would pay for its programming and damages for breach of that contract. The programmer counter-claimed, alleging copyright infringement and breach of contract. The Company is currently in discovery and a trial date is set for September 11, 2006. At this time Management cannot reasonably estimate the probability of a favorable or unfavorable outcome of this case nor can it reasonably estimate the amount of any potential recovery or damages that could result from any such outcome.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
ITEM 1A Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2005 Form 10-K.
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
     (a) Exhibit Index

31	(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 11, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

31	(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 11, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

32	(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 11, 2006 pursuant to section 906 of the Sarbanes-Oxley Act

32	(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 11, 2006 pursuant to section 906 of the Sarbanes-Oxley Act
     (b) Reports on Form 8-K
     None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE
/S/ RICHARD I. CLARK	Executive Vice President, Treasurer and	5-11-06

Richard I. Clark	Assistant Secretary

/S/ GARY S. JONES	President	5-11-06

Gary S. Jones