Form 10-Q
period 2006-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2006-08-14
CIK 813658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Yes ☐      No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2006	2005
ASSETS

Cash	$715,448	$877,365
Accounts receivable	153,466	230,728
Due from affiliates	84,167	83,810
Prepaid expenses	108,033	74,950
System sale receivable	1,776,200	1,779,553
Property and equipment, net of accumulated depreciation of $11,239,457 and $10,477,977, respectively	6,475,642	6,568,493
Franchise agreements, net of accumulated amortization of $9,995,974, respectively	9,606,966	9,606,966
Loan fees and other intangibles, net of accumulated amortization of $748,792 and $729,673, respectively	105,158	124,277

Total assets	$19,025,080	$19,346,142

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$987,017	$1,183,102
Due to Managing General Partner and affiliates	60,404	46,643
Deposits	17,135	16,335
Subscriber prepayments	211,409	184,811
Notes payable	3,358,031	3,827,998

Total liabilities	4,633,996	5,258,889

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(41,378)	(44,421)

	(66,745)	(69,788)

Limited Partners:
Contributed capital, net	18,554,382	18,554,844
Accumulated deficit	(4,096,553)	(4,397,803)

	14,457,829	14,157,041

Total partners’ capital (deficit)	14,391,084	14,087,253

Total liabilities and partners’ capital (deficit)	$19,025,080	$19,346,142

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2006	2005
Service revenues	$4,288,367	$4,234,699

Expenses:
Cable system operations (including $82,506 and $64,131 to affiliates in 2006 and 2005, respectively), excluding depreciation and amortization shown below	390,301	380,629
General and administrative (including $434,893 and $431,531 to affiliates in 2006 and 2005, respectively)	1,200,862	1,076,485
Programming (including $2,266 and $1,054 to affiliates in 2006 and 2005, respectively)	1,439,281	1,381,628
Depreciation	762,659	781,964
Loss (gain) on disposal of assets	544	(21,213)

	3,793,647	3,599,493

Income from operations	494,720	635,206

Other income (expense):
Interest expense and amortization of loan fees	(191,939)	(165,356)
Interest income and other, net	1,512	268

	(190,427)	(165,088)

Income from continuing operations	$304,293	$470,118

Discontinued operations (note 3)
Income from operations of Brenham and Bay City systems, net (including gain on sale of systems of $7,253,829 in 2005)	—	7,162,355

Net income	304,293	7,632,473

Allocation of net income:

General Partners	$3,043	$76,325

Limited Partners	$301,250	$7,556,148

Income from continuing operations per limited partnership unit (49,656 units):	$6	$9

Income from discontinued operations per limited partnership unit (49,656 units):	$—	$143

Net income per limited partnership unit:(49,656 units)	$6	$152

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2006	2005
Service revenues	$2,170,931	$2,121,584

Expenses:
Cable system operations (including $46,940 and $31,071 to affiliates in 2006 and 2005, respectively), excluding depreciation and amortization shown below	193,915	196,710
General and administrative (including $219,882 and $222,466 to affiliates in 2006 and 2005, respectively)	618,595	547,140
Programming (including $1,272 and $652 to affiliates in 2006 and 2005, respectively)	723,492	686,240
Depreciation	367,903	390,729
Loss on disposal of assets	272	3,029

	1,904,177	1,823,848

Income from operations	266,754	297,736

Other income (expense):
Interest expense and amortization of loan fees	(96,894)	(85,938)
Interest income and other, net	1,035	272

	(95,859)	(85,666)

Income from continuing operations	$170,895	$212,070

Discontinued operations (note 3)
Income from operations of Brenham and Bay City systems, net (including gain on sale of systems of $7,254,239 in 2005)	—	7,174,896

Net income	170,895	7,386,966

Allocation of net income:

General Partners	$1,709	$73,870

Limited Partners	$169,186	$7,313,096

Income from continuing operations per limited partnership unit (49,656 units):	$3	$4

Income from discontinued operations per limited partnership unit (49,656 units):	$—	$143

Net income per limited partnership unit:(49,656 units)	$3	$147

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$304,293	$7,632,473
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	762,659	857,842
Loan fee amortization	19,119	73,978
Loss (gain) on sale of assets	544	(7,275,042)
Other	—	20,686
(Increase) decrease in operating assets:
Accounts receivable	80,615	41,613
Due from affiliates	(357)	(55,758)
Prepaid expenses	(33,083)	(78,259)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(197,091)	(196,504)
Due to Managing General Partner and affiliates	13,761	(6,691)
Deposits	800	1,570
Subscriber prepayments	26,598	58,480

Net cash provided by operating activities	977,858	1,074,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(684,883)	(660,882)
Proceeds from sale of systems	—	8,448,517
Proceeds from sale of assets	15,075	—
Proceeds from insurance	—	24,992

Net cash (used in) provided by investing activities	(669,808)	7,812,627

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(469,967)	(8,113,073)
Loan fees	—	(137,062)

Net cash used in financing activities	(469,967)	(8,250,135)

(DECREASE) INCREASE IN CASH	(161,917)	636,880

CASH, beginning of period	877,365	65,547

CASH, end of period	$715,448	$702,427

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$185,307	$864,773

Distribution to Limited Partners for income taxes	$181,194	$—

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2006, its statements of operations for the six and three months ended June 30, 2006 and 2005, and its statements of cash flows for the six months ended June 30, 2006 and 2005. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.
On June 30, 2005 and August 1, 2005, the Partnership sold the operating assets and franchise rights of its cable systems serving the communities of Bay City and Brenham, Texas, respectively. The accompanying financial statements present the results of operations and the sales of the Bay City and Brenham systems as discontinued operations.
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

2006 (6 months)	19,120
2007	38,239
2008	38,239
2009	9,560

$105,158

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
The revenue, expenses and other items attributable to the operations of the Brenham and Bay City systems for the six and three months ended June 30, 2005 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

For the six months ended June 30,
2005
Service revenues	$2,556,822

Expenses:
Operating (including $26,288 received from affiliates in 2005)	189,461
General and administrative (including $229,127 paid to affiliates in 2005)	632,295
Programming (including $991 paid to affiliates in 2005)	1,049,575
Depreciation and amortization	75,878
Gain on disposal of assets	(7,540,249)

(5,593,040)

Income from operations	8,149,862

Other expense:
Interest expense and amortization of loan fees	(577,538)
Loss on extinguishment of debt	(409,969)

Income from operations of Brenham and Bay City systems, net	$7,162,355

For the three months ended June 30,
2005
Service revenues	$1,275,042

Expenses:
Operating (including $12,658 received from affiliates in 2005)	96,211
General and administrative (including $116,887 paid to affiliates in 2005)	310,316
Programming (including $603 paid to affiliates in 2005)	524,154
Gain on disposal of assets	(7,540,659)

(6,609,978)

Income from operations	7,885,020

Other expense:
Interest expense and amortization of loan fees	(300,155)
Loss on extinguishment of debt	(409,969)

Income from operations of Brenham and Bay City systems, net	$7,174,896

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $14,207,000 in principal payments, which were applied to the credit facility as a result of the sale of the Brenham and Bay City systems. In addition, the Partnership was required to pay a prepayment fee of approximately $124,000 to its lender as a result of the prepayment of the term loan with the Bay City proceeds. This amount, plus a ratable portion of deferred debt costs are classified as loss on extinguishment of debt and have been allocated to discontinued operations.
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

Annual maturities of the note payable after June 30, 2006, are as follows:

2006 (6 months)	471,746
2007	1,165,633
2008	1,387,554
2009	333,098

$3,358,031

The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant was not measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000. As of June 30, 2006, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $3,358,031 and applicable interest rates are as follows: $2,584,324 at a LIBOR based interest rate of 9.63% and $773,707 at a LIBOR based interest rate of 10.00%. These interest rates expire during the third quarter of 2006, at which time, new rates will be established.
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

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Six Months Ended June 30, 2006 and 2005
Total basic subscribers attributable to continuing operations decreased from 13,391 as of December 31, 2005 to 13,300 as of June 30, 2006. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $4,288,367 for the six months ended June 30, 2006, an increase of approximately 1% from $4,234,699 for the six months ended June 30, 2005. Revenues from continuing operations for the six months ended June 30, 2006 were comprised of the following sources:
•	$3,441,814 (80%) from basic and expanded services,

•	$267,286 (6%) from premium services

•	$42,621 (1%) from digital services

•	$176,328 (4%) from high speed Internet services

•	$159,218 (4%) from advertising

•	$86,928 (2%) from late fees

•	$114,172 (3%) from other sources.
Average monthly revenue per subscriber increased $2.92 or approximately 6% from $50.24 for six months ended June 30, 2005 to $53.16 for the six months ended June, 2006. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2006, increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 13,774 as of June 30, 2005 to 13,300 as of June 30, 2006.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, attributable to continuing operations totaled $390,301 for the six months ended June 30, 2006, representing an increase of approximately 3% from $380,629 for the six months ended June 30, 2005. This increase is primarily attributable to an increase in employee salary and benefit costs, and an increase in system utility costs in certain of the Partnership’s systems. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses attributable to continuing operations totaled $1,200,862 for the six months ended June 30, 2006, representing an increase of approximately 12% from $1,076,485 for the same period in 2005. This increase is primarily attributable to an increase in administrative salary and benefit costs, increased marketing expenses and increased accounting and legal expenses.
Programming expenses attributable to continuing operations totaled $1,439,281 for the six ended June 30, 2006, an increase of 4% from $1,381,628 for the six months ended June 30, 2005. This increase is attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 13,774 as of June 30, 2005 to 13,300 as of June 30, 2006. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense allocated to continuing operations decreased approximately 3%, from $781,964 for the six months ended June 30, 2005 to $762,659 for the six months ended June 30, 2006. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees allocated to continuing operations increased approximately 16% from $165,356 for the six months ended June 30, 2005 to $191,939 for the six months ended June 30, 2006. Lower average outstanding indebtedness, as a result of required principal repayments, was offset by higher interest rates in 2006 compared to 2005.

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
Results of Continuing Operations — Three Months Ended June 30, 2006 and 2005
Total basic subscribers attributable to continuing operations decreased from 13,622 as of March 31, 2006 to 13,300 as of June 30, 2006. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $2,170,931 for the three months ended June 30, 2006, an increase of approximately 2% from $2,121,584 for the three months ended June 30, 2005. Revenues from continuing operations for the three months ended June 30, 2006 were comprised of the following sources:
•	$1,735,137 (80%) from basic and expanded services,

•	$135,793 (6%) from premium services

•	$20,795 (1%) from digital services · $96,655 (4%) from high speed Internet services

•	$84,614 (4%) from advertising

•	$46,407 (2%) from late fees

•	$51,530 (3%) from other sources.
Average monthly revenue per subscriber increased $3.22 or approximately 6% from $50.87 for three months ended June 30, 2005 to $54.09 for the three months ended June, 2006. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2006, increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 13,774 as of June 30, 2005 to 13,300 as of June 30, 2006.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, attributable to continuing operations totaled $193,915 for the three months ended June 30, 2006, representing a decrease of approximately 1% from $196,710 for the three months ended June 30, 2005. This decrease is primarily attributable to a decrease in employee salary costs, offset by an increase in system utility costs in certain of the Partnership’s systems.
General and administrative expenses attributable to continuing operations totaled $618,595 for the three months ended June 30, 2006, representing an increase of approximately 13% from $547,140 for the same period in 2005. This increase is primarily attributable to an increase in administrative salary and benefit costs and increased accounting and legal expenses.
Programming expenses attributable to continuing operations totaled $723,492 for the three ended June 30, 2006, an increase of 5% from $686,240 for the three months ended June 30, 2005. This increase is attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 13,774 as of June 30, 2005 to 13,300 as of June 30, 2006.
Depreciation expense allocated to continuing operations decreased approximately 6%, from $390,729 for the three months ended June 30, 2005 to $367,903 for the three months ended June 30, 2006. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees allocated to continuing operations increased approximately 13% from $85,938 for the three months ended June 30, 2005 to $96,894 for the three months ended June 30, 2006. Lower average outstanding indebtedness, as a result of required principal repayments, was offset by higher interest rates in 2006 compared to 2005.
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

Liquidity and Capital Resources
The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and other services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, debt service, planned capital expenditures and working capital needs over the next twelve-month period.
Net cash provided by operating activities totaled $977,858 for the six months ended June 30, 2006. Adjustments to the $304,293 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $762,659, loan fee amortization of $19,119, offset by changes in other operating assets and liabilities of $108,757.
Net cash used in investing activities totaled $669,808 for the six months ended June 30, 2006 and consisted primarily of $684,883 in capital expenditures.
Net cash used in financing activities for the six months ended June 30, 2006 consisted of $469,967 in principal payments that were made under the amended term loan agreement.
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
Annual maturities of the note payable after June 30, 2006, are as follows:

2006 (6 months)	471,746
2007	1,165,633
2008	1,387,554
2009	333,098

$3,358,031

The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest

Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant was not measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000. As of June 30, 2006, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $3,358,031 and applicable interest rates are as follows: $2,584,324 at a LIBOR based interest rate of 9.63% and $773,707 at a LIBOR based interest rate of 10.00%. These interest rates expire during the third quarter of 2006, at which time, new rates will be established.
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
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2006:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	years	years	5 years

Notes payable	$3,358,031	$1,054,563	$2,303,468	—	—
Minimum operating lease payments	5,220	4,476	744	—	—

Total	$3,363,251	$1,059,039	$2,304,212

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2006.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s notes payable exclude interest expense.

Capital Expenditures
During the first six months of 2006, the Partnership incurred $684,883 in capital expenditures. These expenditures included the continued upgrades to 550 MHz capacity and two-way plant activation in Toccoa and Vidalia, Georgia, which allow for further deployment of high-speed Internet services and provide additional capacity to for the addition of future services.
Management has estimated that the Partnership will spend approximately $750,000 on capital expenditures during the remainder of 2006. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in both Toccoa and Vidalia, Georgia, potential line extension opportunities and the continued deployment of high-speed Internet services in certain areas of the Partnership’s systems.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $34,000.
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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
     (a) Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 14, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 14, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 14, 2006 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 14, 2006 pursuant to section 906 of the Sarbanes-Oxley Act
     (b) Reports on Form 8-K
          None

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/S/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	8-14-06

/S/ GARY S. JONES Gary S. Jones	President	8-14-06