Form 10-Q
period 2006-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2006-11-14
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Yes  ☐  No  ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	September 30,	December 31,
	2006	2005
ASSETS

Cash	$213,147	$877,365
Accounts receivable	167,356	230,728
Due from affiliates	62,804	83,810
Prepaid expenses	146,356	74,950
System sale receivable	1,776,027	1,779,553
Property and equipment, net of accumulated depreciation of $11,585,226 and $10,477,977, respectively	6,585,952	6,568,493
Franchise agreements, net of accumulated amortization of $9,995,974, respectively	9,606,966	9,606,966
Loan fees and other intangibles, net of accumulated amortization of $758,353 and $729,673, respectively	95,597	124,277

Total assets	$18,654,205	$19,346,142

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$784,188	$1,183,102
Due to Managing General Partner and affiliates	49,347	46,643
Deposits	17,085	16,335
Subscriber prepayments	166,967	184,811
Notes payable	3,122,157	3,827,998

Total liabilities	4,139,744	5,258,889

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(40,144)	(44,421)

	(65,511)	(69,788)

Limited Partners:
Contributed capital, net	18,554,382	18,554,844
Accumulated deficit	(3,974,410)	(4,397,803)

	14,579,972	14,157,041

Total partners’ capital (deficit)	14,514,461	14,087,253

Total liabilities and partners’ capital (deficit)	$18,654,205	$19,346,142

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2006	2005

Service revenues	$6,438,892	$6,298,226

Expenses:
Cable system operations (including $113,225 and $98,829 to affiliates in 2006 and 2005, respectively), excluding depreciation and amortization shown below	593,959	587,923
General and administrative (including $648,125 and $654,324 to affiliates in 2006 and 2005, respectively)	1,777,582	1,656,646
Programming (including $3,727 and $1,788 to affiliates in 2006 and 2005, respectively)	2,227,596	2,052,218
Depreciation	1,128,693	1,177,103
Loss (gain) on disposal of assets	1,225	(36,692)

	5,729,055	5,437,198

Income from operations	709,837	861,028

Other income (expense):
Interest expense and amortization of loan fees	(284,363)	(258,308)
Interest income and other, net	2,196	858

	(282,167)	(257,450)

Income from continuing operations	$427,670	$603,578

Discontinued operations (note 3) Income from operations of Brenham and Bay City systems, net (including gain on sale of systems of $12,388,296 in 2005)	—	12,066,929

Loss on sale of Washington Systems	—	(312,971)

Net income	427,670	12,357,536

Allocation of net income:

General Partners	$4,277	$123,575

Limited Partners	$423,393	$12,233,961

Income from continuing operations per limited partnership unit (49,656 units):	$9	$12

Income from discontinued operations per limited partnership unit (49,656 units):	$—	$234

Net income per limited partnership unit:
(49,656 units)	$9	$246

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2006	2005

Service revenues	$2,150,525	$2,063,527

Expenses:
Cable system operations (including $28,734 and $34,698 to affiliates in 2006 and 2005, respectively), excluding depreciation and amortization shown below	203,659	207,294
General and administrative (including $215,213 and $222,793 to affiliates in 2006 and 2005, respectively)	576,721	580,161
Programming (including $1,460 and $734 to affiliates in 2006 and 2005, respectively)	788,317	670,590
Depreciation	366,029	395,139
Loss (gain) on disposal of assets	681	(15,479)

	1,935,407	1,837,705

Income from operations	215,118	225,822

Other income (expense):
Interest expense and amortization of loan fees	(92,424)	(92,952)
Interest income and other, net	683	590

	(91,741)	(92,362)

Income from continuing operations	$123,377	$133,460

Discontinued operations (note 3)
Income from operations of Brenham and Bay City systems, net (including gain on sale of systems of $5,134,467 in 2005)	—	4,904,574

Loss on sale of Washington Systems	—	(312,971)

Net income	123,377	4,725,063

Allocation of net income:

General Partners	$1,234	$47,251

Limited Partners	$122,143	$4,677,812

Income from continuing operations per limited partnership unit (49,656 units):	$2	$3

Income from discontinued operations per limited partnership unit (49,656 units):	$—	$92

Net income per limited partnership unit:
(49,656 units)	$2	$94

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$427,670	$12,357,536
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,128,693	1,252,981
Loan fee amortization	28,680	88,421
Loss (gain) on sale of assets	1,225	(12,147,754)
Other	—	26,645
(Increase) decrease in operating assets:
Accounts receivable	66,898	101,502
Due from affiliates	21,006	(16,094)
Prepaid expenses	(71,406)	20,846
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(399,920)	(684,122)
Due to Managing General Partner and affiliates	2,704	(5,143)
Deposits	750	2,699
Subscriber prepayments	(17,844)	(17,703)

Net cash provided by operating activities	1,188,456	979,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,188,270)	(1,079,519)
Proceeds from sale of systems	—	15,214,680
Proceeds from the sale of assets	41,437	26,171
Proceeds from related party insurance fund	—	24,242

Net cash (used in) provided by investing activities	(1,146,833)	14,185,574

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(705,841)	(14,391,356)
Loan fees	—	(137,062)

Net cash used in financing activities	(705,841)	(14,528,418)

(DECREASE) INCREASE IN CASH	(664,218)	636,970

CASH, beginning of period	877,365	65,547

CASH, end of period	$213,147	$702,517

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$269,816	$1,197,552

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2006, its statements of operations for the nine and three months ended September 30, 2006 and 2005, and its statements of cash flows for the nine months ended September 30, 2006 and 2005. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

2006 (3 months)	9,559
2007	38,239
2008	38,239
2009	9,560

$95,597

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
The revenue, expenses and other items attributable to the operations of the Brenham and Bay City systems for the nine and three months ended September 30, 2005 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

For the nine months ended
September 30, 2005

Service revenues	$2,750,502

Expenses:
Operating (including $35,270 received from affiliates)	244,957
General and administrative (including $243,342 paid to affiliates)	779,764
Programming (including $787 paid to affiliates)	1,132,189
Depreciation and amortization	75,878
Gain on disposal of assets	(12,889,646)

(10,656,858)

Income from operations	13,407,360

Other expense:
Interest expense and amortization of loan fees	(622,727)
Loss on extinguishment of debt	(717,704)

Income from operations of Brenham and Bay City systems, net	$12,066,929

For the three months ended
September 30, 2005

Service revenues	$193,680
Expenses:
Operating (including $8,982 received from affiliates)	55,496
General and administrative (including $14,215 paid to affiliates)	147,469
Programming (including $204 received from affiliates)	82,614
Gain on disposal of assets	(5,349,397)

(5,063,818)

Income from operations	5,257,498

Other expense:
Interest expense and amortization of loan fees	(45,189)
Loss on extinguishment of debt	(307,735)

Income from operations of Brenham and Bay City systems, net	$4,904,574

The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $14,207,000 in principal payments, which were applied to the term loan upon closing of the transactions. In addition, the Partnership was required to pay a prepayment fee of approximately $218,000 to its lender, as a result of the prepayment of the term loan with the Brenham and Bay City proceeds. This entire amount has been allocated to discontinued operations.
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
On August 26, 2005, the Partnership settled its ongoing litigation with the buyer of the Washington Systems. As a result of the settlement reached, the Partnership received approximately $128,400 of the escrow funds, approximately all of which were used to pay down amounts outstanding under the Partnership’s term loan agreement. The remaining escrow proceeds, approximately $283,200, were remitted to the buyer of the Washington Systems, and were allocated to discontinued operations as a loss from the sale of the Washington Systems in the Partnership’s statement of operations for the nine and three months ended September 30, 2005. The Partnership also recorded $35,736 in legal fees in connection with the settlement of this litigation
(4) Notes Payable
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
Annual maturities of the note payable after September 30, 2006, are as follows:

2006 (3 months)	235,872
2007	1,165,633
2008	1,387,554
2009	333,098

$3,122,157

The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant was not measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000. As of September 30, 2006, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $3,122,157 and applicable interest rates are as follows: $2,584,325 at a LIBOR based interest rate of 9.99% and $537,832 at a LIBOR based interest rate of 9.82%. These interest rates expire during the fourth quarter of 2006, at which time, new rates will be established.
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
On September 14, 2006 Northland and the programmer entered into a Settlement Agreement, under which, (i) the parties mutually released each other from and against all claims, (ii) the parties agreed to dismiss the lawsuit, and (iii) the parties set forth the definitive terms of carriage of the programmers services for the period commencing December 1, 2004, through December 31, 2007.
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-7, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland shall pay to the programmer, in four installments, a Supplemental License fee, approximately $120,000 of which will be remitted by NCP-7. The Partnership recorded a charge of $71,000 in expense associated with this supplemental license fee during the three months ended September 30, 2006, which has been classified as programming expense. The remaining $49,000 will be recorded on a pro rata basis over the remaining contract period. Based on Management’s analysis the Partnership has adequate liquidity to meet the remaining Supplemental License Fee obligation without impairing its ability to meet its future obligations in the ordinary course of business and payment of this obligation will not result in the violation of any financial covenant under its loan agreement.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
(6) Solicitation of Interest from Potential Purchasers
The Managing General Partner is currently working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. In September of 2006, the broker contacted potential purchasers and solicited their respective expressions of interest. The Partnership anticipates receiving potential offers from interested purchasers during the fourth quarter of 2006, however, no assurances can be given as to the likelihood that any sale or sales will ultimately be consummated.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Nine Months Ended September 30, 2006 and 2005
Total basic subscribers attributable to continuing operations decreased from 13,391 as of December 31, 2005 to 12,942 as of September 30, 2006. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $6,438,892 for the nine months ended September 30, 2006, an increase of approximately 2% from $6,298,226 for the nine months ended September 30, 2005. Revenues from continuing operations for the nine months ended September 30, 2006 were comprised of the following sources:
•	$5,137,474 (80%) from basic and expanded services,

•	$397,726 (6%) from premium services

•	$63,213 (1%) from digital services

•	$291,731 (5%) from high speed Internet services

•	$245,839 (4%) from advertising

•	$134,587 (2%) from late fees

•	$168,322 (2%) from other sources.
Average monthly revenue per subscriber increased $3.32 or approximately 7% from $50.44 for nine months ended September 30, 2005 to $53.76 for the nine months ended September 30, 2006. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2006, increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 13,447 as of September 30, 2005 to 12,942 as of September 30, 2006.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, attributable to continuing operations totaled $593,959 for the nine months ended September 30, 2006, representing an increase of approximately 1% from $587,923 for the nine months ended September 30, 2005. This increase is primarily attributable to an increase in employee salary and benefit costs, and an increase in system utility and vehicle operating costs in certain of the Partnership’s systems, offset by a decrease in pole rental costs. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses attributable to continuing operations totaled $1,777,582 for the nine months ended September 30, 2006, representing an increase of approximately 7% from $1,656,646 for the same period in 2005. This increase is primarily attributable to an increase in administrative salary and benefit costs, increased marketing expenses and increased accounting and legal expenses.
Programming expenses attributable to continuing operations totaled $2,227,596 for the nine months ended September 30, 2006, an increase of 9% from $2,052,218 for the nine months ended September 30, 2005. This increase is partially attributable to the recognition of $71,000 in additional programming expense associated with settlement of litigation with one of the Partnership’s programmers. The increase is also attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 13,447 as of September 30, 2005 to 12,942 as of September 30, 2006. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense allocated to continuing operations decreased approximately 4%, from $1,177,103 for the nine months ended September 30, 2005 to $1,128,693 for the nine months ended September 30, 2006. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and amortization of loan fees allocated to continuing operations increased approximately 10% from $258,308 for the nine months ended September 30, 2005 to $284,363 for the nine months ended September 30, 2006. Lower average outstanding indebtedness, as a result of required principal repayments, was more than offset by higher interest rates in 2006 compared to 2005.
In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $14,207,000 in principal payments, which were applied to the credit facility as a result of the sale of the Brenham and Bay City systems. In addition, the Partnership was required to pay a prepayment fee of approximately $218,000 to its lender, as a result of the prepayment of the term loan with the Brenham and Bay City proceeds. This entire amount, which has been netted against the gain on sale of system, has been allocated to discontinued operations.
Results of Continuing Operations — Three Months Ended September 30, 2006 and 2005
Total basic subscribers attributable to continuing operations decreased from 13,300 as of June 30, 2006 to 12,942 as of September 30, 2006. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $2,150,525 for the three months ended September 30, 2006, an increase of approximately 4% from $2,063,527 for the three months ended September 30, 2005. Revenues from continuing operations for the three months ended September 30, 2006 were comprised of the following sources:
•	$1,695,660 (79%) from basic and expanded services,

•	$130,440 (6%) from premium services

•	$20,592 (1%) from digital services

•	$115,403 (5%) from high speed Internet services

•	$86,620 (4%) from advertising

•	$47,659 (2%) from late fees

•	$54,151 (3%) from other sources.
Average monthly revenue per subscriber increased $4.14 or approximately 8% from $50.86 for three months ended September 30, 2005 to $55.00 for the three months ended September 30, 2006. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2006, increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 13,447 as of September 30, 2005 to 12,942 as of September 30, 2006.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, attributable to continuing operations totaled $203,659 for the three months ended September 30, 2006, representing a decrease of approximately 2% from $207,294 for the three months ended September 30, 2005. This decrease is primarily attributable to a decrease in employee salary and pole rental costs, offset by an increase in vehicle maintenance costs.
General and administrative expenses attributable to continuing operations totaled $576,721 for the three months ended September 30, 2006, remaining relatively constant with the same period in 2005. Decreases in administrative salary costs were partly offset by increased accounting and legal expenses.
Programming expenses attributable to continuing operations totaled $788,317 for the three ended September 30, 2006, an increase of 18% from $670,590 for the three months ended September 30, 2005. This increase is primarily attributable to the recognition of $71,000 in additional programming expense associated with settlement of litigation with one of the Partnership’s programmers. The increase is also attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 13,447 as of September 30, 2005 to 12,942 as of September 30, 2006.
Depreciation expense allocated to continuing operations decreased approximately 7%, from $395,139 for the three months ended September 30, 2005 to $366,029 for the three months ended September 30, 2006. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and amortization of loan fees allocated to continuing operations totaled $92,424 for the three months ended September 30, 2006, remaining relatively constant with the same period in 2005. Lower average outstanding indebtedness, as a result of required principal repayments, was offset by higher interest rates in 2006 compared to 2005.
In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $14,207,000 in principal payments, which were applied to the credit facility as a result of the sale of the Brenham and Bay City systems. In addition, the Partnership was required to pay a prepayment fee of approximately $218,000 to its lender, as a result of the prepayment of the term loan with the Brenham and Bay City proceeds. This entire amount, which has been netted against the gain on sale of system, has been allocated to discontinued operations.
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
Net cash provided by operating activities totaled $1,188,456 for the nine months ended September 30, 2006. Adjustments to the $427,670 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $1,128,693, loan fee amortization of $28,680, offset by changes in other operating assets and liabilities of $397,812.
Net cash used in investing activities totaled $1,146,833 for the nine months ended September 30, 2006 and consisted primarily of $1,188,270 in capital expenditures.
Net cash used in financing activities for the nine months ended September 30, 2006 consisted of $705,841 in principal payments that were made under the amended term loan agreement.
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

Annual maturities of the note payable after September 30, 2006, are as follows:

2006 (3 months)	235,873
2007	1,165,633
2008	1,387,554
2009	333,097

$3,122,157

The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00 (this covenant was not measured during 2005 under the terms of the amendment to the term loan agreement); and (D) Maximum Capital Expenditures of not more than $2,500,000. As of September 30, 2006, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $3,122,157 and applicable interest rates are as follows: $2,584,325 at a LIBOR based interest rate of 9.99% and $537,832 at a LIBOR based interest rate of 9.82%. These interest rates expire during the fourth quarter of 2006, at which time, new rates will be established.
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
On August 26, 2005, the Partnership settled its ongoing litigation with the buyer of the Washington Systems. As a result of the settlement reached, the Partnership received approximately $128,400 of the escrow funds, approximately all of which werre used to pay down amounts outstanding under the Partnership’s term loan agreement. The remaining escrow proceeds, approximately $283,200, were remitted to the buyer of the Washington Systems, and were allocated to discontinued operations as a loss from the sale of the Washington Systems in the Partnership’s statement of operations for the nine and three months ended September 30, 2005. The Partnership also recorded $35,736 in legal fees in connection with the settlement of this litigation

Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2006:

		Payments Due By Period
		Less than 1	1 — 3	3 — 5	More than
	Total	year	years	years	5 years

Notes payable	$3,122,157	$1,110,097	$2,012,060	—	—
Minimum operating lease payments	2,421	1,677	744	—	—

Total	$3,124,578	$1,111,774	$2,012,804

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2006.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s notes payable exclude interest expense.
Capital Expenditures
During the first nine months of 2006, the Partnership incurred $1,188,270 in capital expenditures. These expenditures included the continued upgrades to 550 MHz capacity and two-way plant activation in Toccoa and Vidalia, Georgia, which allow for further deployment of high-speed Internet services and provide additional capacity for the addition of future services.
Management has estimated that the Partnership will spend approximately $400,000 on capital expenditures during the remainder of 2006. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in both Toccoa and Vidalia, Georgia, potential line extension opportunities and the continued deployment of high-speed Internet services in certain areas of the Partnership’s systems.
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
Property and Equipment
Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor, and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Partnership performs evaluations of these estimates as warranted by events or changes in circumstances.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $31,000.
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
On September 14, 2006 Northland and the programmer entered into a Settlement Agreement, under which, (i) the parties mutually released each other from and against all claims, (ii) the parties agreed to dismiss the lawsuit, and (iii) the parties set forth the definitive terms of carriage of the programmers services for the period commencing December 1, 2004, through December 31, 2007.
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-7, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland shall pay to the programmer, in four installments, a Supplemental License fee, approximately $120,000 of which will be remitted by NCP-7. As of September 30, 2006, the Partnership had recorded approximately $71,000 in expense associated with this supplemental license fee. The remaining $49,000 will be recorded on a pro rata basis over the remaining contract period. Based on Management’s analysis the Partnership has adequate liquidity to meet the remaining Supplemental License Fee obligation without impairing its ability to meet its future obligations in the ordinary course of business and payment of this obligation will not result in the violation of any financial covenant under its loan agreement.
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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 14, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 14, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 14, 2006 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 14, 2006 pursuant to section 906 of the Sarbanes-Oxley Act
(b)	Reports on Form 8-K

Form 8-K filed September 20, 2006 regarding settlement of ongoing litigation.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/S/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-14-06

/S/ GARY S. JONES Gary S. Jones	President	11-14-06