Form 10-K
period 2006-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2007-03-30
CIK 813658

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-29354 eff. 7-1-91)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2006

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
Yes ☐       No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $16,634,760 based on the most currently available secondary market trading information, as of that same date.
     At December 31, 2006, there were 49,656 Limited Partnership Units outstanding.

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
PART I
ITEM 1. BUSINESS
     Northland Cable Properties Seven Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of two general partners (the “General Partners”) and approximately 2,555 limited partners holding 49,656 units as of December 31, 2006. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as “Northland” or the “Managing General Partner”). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the “Administrative General Partner”).
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
     The Partnership was formed on April 17, 1987 and began operations on September 1, 1987. The Partnership serves the communities and surrounding areas of Vidalia, Sandersville, Toccoa and Royston, Georgia (the “Systems”). As of December 31, 2006, the total number of basic subscribers served by the Systems was 12,848, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 48%. The Partnership’s properties are located in rural areas, which, to some extent, do not offer consistently acceptable off-air network signals. Management believes that this factor combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger population subscribing to cable television (higher penetration).
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

     The Partnership has 17 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2014, have been granted by local and county authorities in the areas in which the Systems operate. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. These franchise agreements are expected to be used by the Partnership for the foreseeable future and effects of obsolescence, competition and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises is not material in relation to the carrying value of the franchises. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates. Franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.
     The following is a description of the areas served by the Systems as of December 31, 2006.
     Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 12,000, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 2006, is as follows:

Basic Subscribers	4,601
Expanded Basic Subscribers	2,872
Premium Subscribers	1,337
Digital Subscribers	514
Internet Subscribers	368
Estimated Homes Passed	10,812
     Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 2006, is as follows:

Basic Subscribers	2,583
Expanded Basic Subscribers	1,635
Premium Subscribers	933
Digital Subscribers	66
Internet Subscribers	140
Estimated Homes Passed	4,599
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
     Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 2006, is as follows:

Basic Subscribers	5,664
Expanded Basic Subscribers	3,887
Premium Subscribers	1,337
Digital Subscribers	406
Internet Subscribers	654
Estimated Homes Passed	11,249
     The Partnership had 24 employees as of December 31, 2006. Management of these systems is handled through offices located in the towns of Vidalia, Sandersville, Toccoa and Royston, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)
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
COMPETITION
     Cable television systems currently experience competition from several sources, including broadcast television, cable overbuilds, direct broadcast satellite services, private cable and multichannel multipoint distribution service systems, Multichannel Video Distribution and Data Service, or MVDDS, and most recently, telephone companies. Cable television systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, home video cassette recorders, DVDs, Internet data delivery, Internet video delivery and telecommunications companies. The following provides a summary description of these sources of competition.
Broadcast Television
     Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an “off-air” antenna. The extent of this competition is dependent in part upon the quality and quantity of signals available by antenna reception as compared to the services provided by the local cable system. Accordingly, cable operators find it less difficult to obtain higher penetration rates in rural areas (where signals available off-air are limited) than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems. The recent licensing of digital spectrum by the FCC has provided incumbent broadcast licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.
Overbuilds
     Cable television franchises are not exclusive. More than one cable television system may be built in the same area. This is known as an “overbuild.” Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Generally, an overbuilder is required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself and no franchise is required. Recently, many states have passed legislation that limits the ability of local franchises to negotiate franchises with an overbuilder. In many states, franchises are now obtained from the state, not the local governmental authority. As a result, it is the general industry consensus, that new franchises will be easier to obtain. An overbuilder would obtain programming contracts from entertainment programmers and, in most cases, would build a complete cable system such as headends, trunk lines and drops to individual subscribers’ homes throughout the franchise areas.
     Companies with considerable resources have entered the business. These companies include public utilities to whose poles the Partnership’s cables are attached. Federal law allows telephone companies to provide a wide variety of services that are competitive with the Partnership’s services, including video and Internet services within and outside their telephone service areas. The nation’s leading telephone companies have entered the multichannel video programming distribution business on a nationwide basis. These companies have considerable resources and could be formidable competitors. The Partnership cannot predict at this time the extent of the competition that will emerge in areas served by the Partnership’s cable television systems. The entry of telephone companies, public and private utilities and local governments as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership’s systems.
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
     A number of cable operators have reached agreements with unaffiliated ISPs to grant them access to their cable facilities for the purpose of providing competitive Internet services. The Partnership has not entered into any such “access” arrangement. However, Northland cannot provide any assurance that regulatory authorities will not impose “open access” or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect the Partnership’s results of operations.
Telephony Services
     Some of the Partnership’s cable systems are currently offering a type of telephony services, known as Voice over Internet Protocol, or VoIP. These systems compete with a number of other companies, many of whom have substantial resources, such as existing traditional telephony companies and large VoIP providers, such as Vonage. As the Partnership enters the High Speed Internet Services and VOIP telephony arenas, it will continue to face rigorous competition from established telephone companies, who have considerable resources and well-established enterprises in these business areas. It is also possible that electric utilities and others will increasingly offer products in competition with the Partnership’s cable systems.
REGULATION AND LEGISLATION
     The following summary addresses the key regulatory and legislative developments affecting the cable industry. Cable system operations are extensively regulated by the FCC, some state governments and most local governments. A failure to comply with these regulations could subject us to substantial penalties. The Partnership’s business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have expressed a particular interest in increasing competition in the communications field generally and in the cable television field specifically. The 1996 Telecom Act, which amended the Communications Act, altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. The Partnership could be materially disadvantaged in the future if it is subject to new regulations that do not equally impact the Partnership’s key competitors.
     Congress and the FCC have frequently revisited the subject of communications regulation, and it is likely to do so in the future. In addition, franchise agreements with local governments must be periodically renewed, and new operating terms may be imposed. Future legislative, regulatory, or judicial changes could adversely affect the Partnership’s operations. Northland can provide no assurance that the already extensive regulation of the Partnership’s business will not be expanded in the future.
Cable Rate Regulation
     The cable industry has operated under a federal rate regulation regime for more than a decade. The regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service”, and associated equipment. All other cable offerings are now universally exempt from rate regulation. Although basic rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. Many of the Partnership’s local franchising authorities have not certified to regulate basic cable rates, but they retain the right to do so (and order rate reductions and refunds), except in those specific communities facing “effective competition,” as defined under federal law. With increased DBS competition, it is increasingly likely that some of the Partnership’s systems will satisfy the effective competition standard.
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
     Federal rate regulations generally require cable operators to allow subscribers to purchase premium or pay-per-view services without the necessity of subscribing to any tier of service, other than the basic service tier. As Northland attempts to respond to a changing marketplace with competitive pricing practices, such as targeted promotions and discounts, the Partnership may face additional legal restraints and challenges that impede the Partnership’s ability to compete.
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

     The burden associated with must carry could increase significantly if cable systems were required to simultaneously carry both the analog and digital signals of each television station (dual carriage), as the broadcast industry transitions from an analog to a digital format. The burden could also increase significantly if cable systems become required to carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with the Partnership’s preferred use of limited channel capacity and limit its ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in 2005 confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations. The President has signed into law legislation establishing February 2009 as the deadline to complete the broadcast transition to digital spectrum and to reclaim analog spectrum. Cable operators may need to take additional operational steps at that time to ensure that customers not otherwise equipped to receive digital programming retain access to broadcast programming.
Access Channels
     Local franchise agreements, and more recently, state franchise legislation, often require cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. Increased activity in this area could further burden the channel capacity of the Partnership’s cable systems.
Access to Programming
     The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. Given the heightened competition and media consolidation that Northland faces, it is possible that Northland will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact the Partnership’s business.
Ownership Restrictions
     Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises. Through a series of legislative, regulatory, and judicial actions, most of these restrictions recently were eliminated or substantially relaxed. For example, historic restrictions on local exchange carriers offering cable service within their telephone service area, as well as those prohibiting broadcast stations from owning cable systems within their broadcast service area, no longer exist. Changes in this regulatory area, including some still subject to review, could alter the business landscape in which the Partnership operates, as formidable new competitors (including electric utilities, local exchange carriers, and broadcast/media companies) may increasingly choose to offer cable or cable related services.
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
     Notwithstanding Brand X, the FCC issued a non-binding policy statement in 2005 establishing four basic principles that the FCC says will inform its ongoing policymaking activities regarding broadband-related Internet services. Those principles state that consumers are entitled to access the lawful Internet content of their choice, consumers are entitled to run applications and services of their choice, subject to the needs of law enforcement, consumers are entitled to connect their choice of legal devices that do not harm the network, and consumers are entitled to competition among network providers, application and service providers and content providers. There have been increasing calls to mandate “network neutrality” requirements on all high-speed Internet providers and various legislative proposals are being considered. For example, there could be regulations imposed on broadband network owners that would limit the Partnership’s ability to charge content owners whose services require a large amount of network capacity. At this time, however, it is unclear what, if any, network neutrality regulations Congress or the FCC might impose on Northland’s Internet service, and what, if any, impact, such regulations might have on the Partnership’s business. In addition, while it is unlikely the FCC will regulate Internet service to the extent it regulates cable or telecommunications services, broadband providers are obligated to accommodate law enforcement wiretaps and the FCC is considering expanding other regulatory requirements such as consumer protection and universal service obligations to broadband providers.
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
Phone Service
     The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for us to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, Northland’s primary telecommunications competitors and Northland’s own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of “voice over internet protocol” (“VoIP”), should be regulated only at the federal level, rather than by individual states. A legal challenge to that FCC decision is pending. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation and universal service obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with traditional 911 emergency service obligations (“E911”) and it has extended requirements for accommodating law enforcement wiretaps to such providers. The FCC decision regarding 911 emergency services implementation has caused Northland to slow its implementation of VoIP services to its various systems. It is unclear how these regulatory matters ultimately will be resolved and how they will further affect the Partnership’s expansion into phone service.
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
     The FCC is conducting additional related rulemakings, and the cable and consumer electronics industries are currently negotiating an agreement that would establish additional specifications for two-way digital televisions. Congress is also considering companion “broadcast flag” legislation to provide copy protection for digital broadcast signals. It is unclear how this process will develop and how it will affect the Partnership’s offering of cable equipment and the Partnership’s relationship with its customers.
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
     It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and Northland cannot predict at this time how that might impact the Partnership’s business. For example, there have been recent discussions about imposing “indecency” restrictions directly on cable programming.
Copyright
     Cable systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect Northland’s ability to obtain desired broadcast programming. Moreover, the Copyright Office has not yet provided any guidance as to the how the compulsory copyright license should apply to newly offered digital broadcast signals.
     Copyright clearances for non-broadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and Northland cannot predict with certainty whether license fee disputes may arise in the future.
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
     Different legislative proposals recently have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising and transform the established regulatory framework for incumbent cable systems and potential competitors. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has already passed in a number of states, and many others have bills pending. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises and the potential for new entrants to serve only the higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether any such impediments should be preempted, and has passed general guidelines regarding cable franchise renewal standards. At this time, Northland is not able to determine what impact such proceeding may have on us.
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
     The Partnership’s cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and the Partnership has operated under temporary operating agreements while negotiating renewal terms with the local franchising authorities. In some states in which the Partnership operates, such extensions are obtained from the respective state agency.
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
     Different legislative proposals recently have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising and transform the established regulatory framework for incumbent cable systems and potential competitors. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has already passed in many states and legislation is pending in several more. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises and the potential for new entrants to serve only the higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted, and has passed general guidelines regarding cable franchise renewal standards. At this time, management is not able to determine what impact such proceeding may have on the Partnership.
Further regulation of the cable industry could cause the Partnership to delay or cancel service or programming enhancements or impair the Partnership’s ability to raise rates to cover its increasing costs, resulting in reductions to net income.
     Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities in areas where the local franchising authority has asserted regulatory authority and where the cable operator lacks “effective competition”. However, the Federal Communications Commission (‘‘FCC’’) and the U.S. Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or the U.S. Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede the Partnership’s ability to raise its rates. If the Partnership is unable to raise its rates in response to increasing costs, its income would decrease.
     There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an a´ la carte basis or to at least offer a separately available child-friendly ‘‘Family Tier.’’ It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect the Partnership’s operations by disrupting its preferred marketing practices.
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
     A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide nondiscriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it less likely that any nondiscriminatory ‘‘open access’’ requirements (which are generally associated with common carrier regulation of ‘‘telecommunications services’’) would be imposed on the cable industry by local, state or federal authorities. Given how recently Brand X was decided, however, the nature of any legislative or regulatory response remains uncertain. In addition, it is possible that other “net neutrality” restrictions might be placed on broadband network owners. For example, limitations on the

Partnership’s ability to charge content providers whose services require a large amount of network capacity could be imposed. The imposition of this or other such requirements could materially affect the Partnership’s business.
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
     The regulatory requirements applicable to VoIP service are unclear, although the FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of VoIP services is not yet resolved. Expanding the Partnership’s offering of these services may require the Partnership to obtain certain authorizations, including federal, state and local licenses. The Partnership may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to the Partnership. Furthermore, telecommunications companies generally are subject to significant regulation, including payments to the Federal Universal Service Fund and the intercarrier compensation regime, and it may be difficult or costly for the Partnership to comply with such regulations were it to be determined that they applied to VoIP. The FCC has already determined that VoIP providers must comply with traditional 911 emergency service obligations (‘‘E911’’), has imposed a specific timeframe for VoIP providers to accommodate law enforcement wiretaps, and is considering regulating VoIP in other ways. The E911 requirements caused the partnership to slow its implementation of VoIP services to its various systems. In addition, pole attachment rates are higher for providers of telecommunications services than for providers of cable service. If there were to be a final legal determination by the FCC, a state Public Utility Commission, or appropriate court that VoIP services are subject to these higher rates, the Partnership’s pole attachment costs could increase significantly, which could adversely affect its financial condition and results of operations.
The Partnership’s indebtedness could materially and adversely affect its business
     The Partnership’s capital structure currently includes certain levels of debt. This indebtedness could have an adverse effect on the Partnership’s business. For example, it could:
•	increase vulnerability to general adverse economic and industry conditions or a downturn in business;

•	reduce the availability of cash flow to fund working capital, capital expenditures and other general business purposes;

•	limit flexibility in planning for, or reacting to, changes in the Partnership’s industries, making the Partnership more vulnerable to economic downturns;

•	place us at a competitive disadvantage compared to competitors that have less debt;

•	limit the Partnership’s ability to incur additional indebtedness.
The Partnership may be unable to complete the sale of its assets on reasonable terms.

     The managing general partner previously announced its intention to solicit purchase offers from qualified buyers for the Partnership’s existing assets. The managing general partner may be unable to find a buyer for the assets on terms that might be desired.
Because there is no public market for the Partnership’s units of limited partnership interest, limited partners may not be able to sell their units.
     There is no established trading market for the units of limited partnership interest. There can be no assurance as to:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Partnership’s cable television systems are located in and around Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 26,660 homes as of December 31, 2006. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)
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
     On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,449,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 of the original proceeds was to be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. The Partnership recorded a gain from the sale of the Bay City System of approximately $7,122,000. In January of 2007, the Partnership received $984,034 in holdback proceeds, including interest of approximately $58,000, from the buyer of the Bay City, Texas system. Historically, the net amounts received by the Northland entities have approximated the principal amounts of the holdback. The Partnership’s policy is to recognize the final escrow settlement amount at the time of collection since ultimate collectibility is not reasonably assured until such time. All of these proceeds were used to pay down amounts outstanding under the term loan agreement.
     On August 1, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Brenham, Texas to Cequel III Communications I, LLC, an unaffiliated third party. The Brenham system was sold at a price of approximately $7,572,000 of which the Partnership received approximately $6,638,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $850,000 was held in escrow and was released to the Partnership eighteen months from the closing of the transaction in December of 2006. Under the terms of an amendment to the term loan agreement, executed in August of 2005, the Partnership was allowed to retain $300,000 of the initial proceeds for capital spending purposes. The initial proceeds, less $300,000 retained for capital spending purposes, and the holdback proceeds were used to pay down amounts outstanding under the term loan agreement. The Partnership recorded a gain from the sale of the Brenham system of approximately $5,266,000.
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
     In addition, under the terms of the Settlement Agreement, Northland made payment in full of all license fees from all Northland affiliates, including NCP-7, for the period of December 1, 2004, through July 31, 2006, all of which had been previously accrued. In addition, Northland shall pay to the programmer, in four installments, a Supplemental License fee, approximately $120,000, or 9.5%, of which will be remitted by NCP-7. The Partnership recorded a charge of $81,000 in expense associated with this supplemental license fee during 2006, which has been classified as programming expense. The remaining $39,000 will be recorded on a pro rata basis over the remaining contract period. The unpaid total balance by all Northland entities relative to this Supplemental License Fee was $500,000 as of December 31, 2006. Based on Management’s analysis all Northland affiliates, including NCP-7 has adequate liquidity to meet the remaining Supplemental License Fee obligation without impairing its ability to meet its future obligations in the ordinary course of business and payment of this obligation will not result in the violation of any financial covenant under its loan agreement. The Partnership incurred approximately $35,000 in legal fees associated this litigation, which has been recorded as general and administrative expenses in the accompanying financial statements.
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
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     (a) There is no established public trading market for the Partnership’s units of limited partnership interest.
     (b) The approximate number of equity holders as of December 31, 2006, is as follows:

Limited Partners:	2,555

General Partners:	2
     (c) During 2006, the Partnership did not make cash distributions to the limited partners or to the General Partners. However, a distribution of $462 and$180,732 was declared for income tax purposes during 2006 and 2005 respectively. The limited partners have also received in the aggregate in the form of cash distributions $3,108,554 on total initial contributions of $24,893,000 as of December 31, 2006. As of December 31, 2006, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios, and compliance with financial covenants required by the Partnership’s lender.
ITEM 6. SELECTED FINANCIAL DATA
The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2006	2005	2004	2003	2002
SUMMARY OF OPERATIONS:
Revenue	$8,576,460	$8,366,133	$8,638,009	$8,813,801	$8,466,877

Operating income (loss)	939,481	1,100,239	1,397,834	1,693,176	1,581,340

Income (loss) from continuing operations	578,371	748,531	994,025	1,330,724	1,069,777

Income (loss) from discontinued operations (1)	—	11,644,051	(202,335)	13,380,636	(1,507,530)

Net income (loss)	$578,371	$12,392,582	$791,690	$14,711,360	$(437,753)

Net income (loss) from continuing operations per limited partnership unit	$12	$15	$20	$27	$21

Net income (loss) from discontinued operations per limited partnership unit	—	$232	($4)	$267	($30)

Net income (loss) per limited partner unit	$12	$247	$16	$293	($9)

(1)	On March 11, 2003, June 30, 2005 and August 1, 2005, the partnership sold the operating assets and franchise rights of its Washington, Bay City and Brenham systems, respectively. The results of operations and the sales of these systems are presented as discontinued operations in this filing and the accompanying financial statements.

	December 31,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA:

Total assets	$17,837,162	$19,346,142	$21,849,882	$24,210,679	$30,592,898

Notes payable	2,096,676	3,827,998	18,275,000	21,500,000	40,054,185

Total liabilities	3,172,000	5,258,889	19,974,479	23,126,966	44,220,545

General partner’s deficit	(64,004)	(69,788)	(193,714)	(201,631)	(348,745)
Limited partners’ capital (deficit)	14,729,166	14,157,041	2,069,117	1,285,344	(13,278,902)
Cumulative distributions per limited partner unit	66	63	63	63	63

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005

Revenue	$2,137,568	$2,150,525	$2,170,931	$2,117,436	$2,068,010	$2,063,527	$2,121,584	$2,113,012

Operating income	229,642	215,118	266,754	227,967	239,320	225,822	297,736	337,361

Income from continuing operations	150,701	123,377	170,895	133,398	130,522	133,460	212,070	272,479

(Loss) income from discontinued operations	—	—	—	—	(95,476)	4,591,603	7,174,896	(26,972)

Net income	$150,701	$123,377	$170,895	$133,398	$35,046	$4,725,063	$7,386,966	$245,507

Net income from continuing operations per limited partnership unit	$4	$2	$3	$3	$3	$3	$4	$5

Net (loss) income from discontinued operations per limited partnership unit	—	—	—	—	($2)	$92	$143	($1)

Net income per limited partnership unit	$4	$2	$3	$3	$1	$94	$147	$5

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
2006 and 2005
     Total basic subscribers attributable to continuing operations decreased from 13,391 as of December 31, 2005 to 12,848 as of December 31, 2006. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
     Revenue from continuing operations totaled $8,576,460 for the year ended December 31, 2006, increasing 3% from $8,366,133 for the year ended December 31, 2005. Revenues from continuing operations for the year ended December 31, 2006 were comprised of the following sources:
•	$6,813,186 (79%) from basic services,

•	$522,802 (6%) from premium services

•	$83,741 (1%) from digital services

•	$421,489 (5%) from high speed Internet services

•	$342,165 (4%) from advertising

•	$177,428 (2%) from late fees

•	$215,649 (3%) from other sources.
     Average monthly revenue per subscriber increased $3.48 or approximately 7% from $50.69 for year ended December 31, 2005 to $54.17 for the year ended December 31, 2006. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2006 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. This increase was partially offset by the aforementioned decrease in subscribers.
     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2006	2005	2004	2003	2002
Basic Rate	$38.25	$37.00	$35.50	$32.50	$30.50
Expanded Basic Rate	7.00	7.50	9.25	10.75	10.35
HBO Rate	11.50	11.50	12.25	10.25	9.50
Cinemax Rate	9.00	9.00	9.40	8.50	7.50
Showtime Rate	11.00	10.25	10.25	10.50	9.00
Encore Rate	3.25	2.75	2.25	2.25	2.00
Starz Rate	5.25	5.25	4.50	3.00	3.50
Digital Rate (Incremental)	9.00	12.00	16.50	9.50	9.50
Internet Rate	36.00	35.00	35.00	—	—
     Operating expenses, excluding general and administrative and programming expenses, attributable to continuing operations totaled $812,682 for the year ended December 31, 2006, representing a decrease of approximately 2% from $831,395 for the year ended December 31, 2005. This decrease is primarily attributable to decrease in employee salary and benefit costs due to a decrease in the number of operating employees, and decreased system maintenance costs offset by an increase in system utility costs. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
     General and administrative expenses attributable to continuing operations totaled $2,365,486 for the year ended December 31, 2006, representing an increase of approximately 7% from $2,199,450 for the same period in 2005. This increase is primarily attributable to an increase in revenue based fees, such as franchise and management fees, and increased accounting services and audit fees.
     Programming expenses attributable to continuing operations totaled $2,972,784 for the year ended December 31, 2006, an increase of 11% from $2,688,255 for the year ended December 31, 2005. This increase is partially attributable to the recognition of $81,000 in additional programming expense associated with settlement of litigation with one of the Partnership’s programmers. The increase is also attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 13,391 as of December 31, 2005 to 12,848 as of December 31, 2006. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
     Depreciation and amortization expense allocated to continuing operations decreased approximately 6%, from $1,587,491 in 2005 to $1,483,636 in 2006. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
     Interest expense and amortization of loan fees allocated to continuing operations increased approximately 4% from $354,263 in 2005 to $367,715 in 2006. This increase is primarily attributable to higher interest rates in 2006 compared to 2005, offset by lower average outstanding indebtedness during 2006 as a result of required principal repayments.
     In 2006, the Partnership generated income from continuing operations of $578,371 compared to $748,531 in 2005. The Partnership has generated positive operating income in each of the three years ended December 31, 2006, and management anticipates that this trend will continue.
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
     Revenue from continuing operations totaled $8,366,133 for the year ended December 31, 2005, decreasing 3% from $8,638,009 for the year ended December 31, 2004. Revenues from continuing operations for the year ended December 31, 2005 were comprised of the following sources:
•	$6,859,507 (83%) from basic services

•	$511,678 (6%) from premium services

•	$95,570 (1%) from digital services

•	$200,812 (2%) from high speed Internet services

•	$275,917 (3%) from advertising

•	$171,313 (2%) from late fees

•	$251,336 (3%) from other sources.
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
LIQUIDITY AND CAPITAL RESOURCES
     During 2006, the Partnership’s primary source of liquidity was generated from the sale of the Texas systems and from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable services. During 2006, cash generated from monthly billings and the sale of the Texas systems was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2007 obligations.
2006
     Net cash provided by operating activities totaled $2,040,834 for the year ended December 31, 2006. Adjustments to the $578,371 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation and amortization of $1,483,636 and loan fee amortization of $38,239, offset by changes in other operating assets and liabilities of $61,803.
     Net cash used in investing activities for the year ended December 31, 2006 totaled $681,442, and consisted primarily of proceeds from the sale of systems of $850,036 and proceeds from the sale of assets of $72,143, offset by $1,603,621 in capital expenditures.
     Net cash used in financing activities for the year ended December 31, 2006 consisted of $1,731,322 in principal payments on notes payable and a $181,194 distribution for tax purposes on behalf of the limited partners.
Notes Payable
     In March and August of 2005, in anticipation of and as a result of the sale of the Brenham and Bay City systems, the Partnership amended the terms and conditions of its term loan agreement. The terms of the amendments modify the principal repayment schedule, the interest rate margins and various covenants (described below), and allowed the Partnership to retain $300,000 of the proceeds from the sale of the Brenham system, to be used for capital spending purposes. The Partnership capitalized $137,062 in loan fees, which were paid to the lender in connection with these transactions. The term loan is collateralized by a first lien position on all present and future assets of the Partnership and matures March 31, 2009.
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
     As of December 31, 2006 and 2005, the balance of the Refinanced Credit Facility was $2,096,676 and $3,827,998, respectively. In January of 2007, the Partnership remitted an additional $984,034 upon receiving the holdback proceeds from the sale of the Bay City, TX system.
     Annual maturities of the note payable after giving effect for the payment made in January of 2007 are as follows:

2007	$449,343
2008	534,893
2009	128,406

$1,112,642

     The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00; and (D) Maximum Capital Expenditures of not more than $2,500,000. As of December 31, 2006, the Partnership was in compliance with the terms of the loan agreement.
     As of the date of this filing, the balance under the credit facility is $1,112,642 and applicable interest rates are as follows: $1,096,676 at a LIBOR based interest rate of 9.11% and $15,966 at a LIBOR based interest rate of 9.10%. These interest rates expire during March of 2007, at which time, new rates will be established.
Obligations and Commitments
     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities of the term loan and required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2006 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Notes payable	$1,112,642	$449,343	$663,299	—	—
Minimum operating lease payments	$32,466	11,940	20,526	—	—

Total	$1,145,108	$461,283	$683,825	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2007.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership‘s term loan exclude interest expense.
Capital Expenditures
     During 2006, the Partnership incurred $1,603,621 in capital expenditures. These expenditures included the continued upgrades to 550 MHz capacity and two-way plant activation in Toccoa and Vidalia, Georgia, which allow for further deployment of high-speed Internet services and provide additional capacity for future services.

     Management has estimated that the Partnership will spend approximately $1,800,000 on capital expenditures during 2007. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in both Toccoa and Vidalia, Georgia, potential line extension opportunities and the continued deployment of high-speed Internet services in certain areas of the Partnership’s systems.
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
     On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,449,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 of the original proceeds was to be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. In January of 2007, the Partnership received approximately $926,000 of this amount after adjusting for post closing items. The Partnership recorded a gain from the sale of the Bay City System of approximately $7,122,000. In January of 2007, the Partnership received $984,034 in holdback proceeds, including interest of approximately $58,000, from the buyer of the Bay City, Texas system. Historically, the net amounts received by the Northland entities have approximated the principal amounts of the holdback. The Partnership’s policy is to recognize the final escrow settlement amount at the time of collection since ultimate collectibility is not reasonably assured until such time. All of these proceeds were used to pay down amounts outstanding under the term loan agreement.
     On August 1, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Brenham, Texas to Cequel III Communications I, LLC, an unaffiliated third party. The Brenham system was sold at a price of approximately $7,572,000 of which the Partnership received approximately $6,638,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $850,000 was held in escrow and was released to the Partnership eighteen months from the closing of the transaction in December of 2006. Under the terms of an amendment to the term loan agreement, executed in August of 2005, the Partnership was allowed to retain $300,000 of the initial proceeds for capital spending purposes. The initial proceeds, less $300,000 retained for capital spending purposes, and the holdback proceeds were used to pay down amounts outstanding under the term loan agreement. The Partnership recorded a gain from the sale of the Brenham system of approximately $5,266,000.
SOLICITATION OF INTEREST FROM POTENTIAL BUYERS
     The Managing General Partner is currently working with a nationally recognized brokerage firm to solicit interests from potential buyers for the Partnership’s cable systems. The Managing General Partner is currently evaluating letters of interest received during the fourth quarter of 2006, however, no assurances can be given as to the likelihood that any sale or sales will ultimately be consummated. It is Management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of completing a sales transaction with a financially viable purchaser at any specific time.
CRITICAL ACCOUNTING POLICIES
     This discussion and analysis of Northland’s financial condition and results of operations is based on the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies require a more significant amount of management judgment than other accounting policies the Partnership employs.
Revenue Recognition
     Cable television and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.
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
     Management believes the franchises have indefinite lives because the franchises are expected to be used by the Partnership for the foreseeable future as determined based on an analysis of all pertinent factors, including changes in legal, regulatory or contractual provisions and effects of obsolescence, demand and competition. In addition, the expected renewal costs the Partnership would otherwise not incur if the franchises were not subject to renewal are not material in relation to the fair value of the franchises. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates.
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
TRANSACTIONS WITH MANAGING GENERAL PARTNER AND AFFILIATES
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $428,643, $418,214, and $431,900 for 2006, 2005, and 2004, respectively. Management fees charged to discontinued operations by the General Partner were $137,300, and $261,913 in 2005 and 2004, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $535,609, $549,815, and $538,664 for 2006, 2005, and 2004, respectively. Amounts charged to discontinued operations for these services were $136,945, and $272,943 in 2005 and 2004, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations paid $21,881 in 2006, and received $1,350 and $55 under the terms of these agreements during 2006, 2005, and 2004, respectively. The Partnership’s discontinued operations include $76,400 and $135,463 of costs received under the terms of these agreements during 2005, and 2004, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2006, 2005, and 2004, the Partnership’s continuing operations include $104,798, $80,376, and $132,872, respectively, for these services. Of this amount, $72,406 and $48,870 were capitalized in 2006 and 2005, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $11,007 and $18,883 in 2005 and 2004, respectively, for these services. None of these amounts were capitalized. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. Prior to 2004, the Partnership recorded gross advertising revenues and related expenses on its statement of operations. Beginning in 2004, the Partnership and CAC modified their agreement such that CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.

CERTAIN BUSINESS RELATIONSHIPS
     John E. Iverson, a Director and Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $11,000.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The audited financial statements of the Partnership for the years ended December 31, 2006, 2005 and 2004 are included as a part of this filing (see Item 15 (a) below).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     The Partnership maintains disclosure controls and procedures designed to ensure that information required to be disclosed in filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Managing General Partner’s Chief Executive Officer and President (Principal Financial and Accounting Officer) have evaluated these disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K and have determined that such disclosure controls and procedures are effective.
     There has been no change in the Partnership’s internal controls over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The Partnership has no directors or officers. The Managing General Partner of the Partnership is Northland Communications Corporation, a Washington corporation.
     Certain information regarding the officers and directors of Northland and relating to the Partnership is set forth below.
     JOHN S. WHETZELL (AGE 65). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 31 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.
     JOHN E. IVERSON (AGE 70). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 44 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.
     RICHARD I. CLARK (AGE 49). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 28 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.
     GARY S. JONES (AGE 49). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 61). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.
     H. LEE JOHNSON (AGE 63). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 37 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.
     R. GREGORY FERRER (AGE 51). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.
     MATTHEW J. CRYAN (AGE 42). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.
     RICK J. MCELWEE (AGE 45). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.
     PAUL MILAN (AGE 45). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.
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
Code of Ethics
     The Partnership does not currently have a code of ethics. The Partnership has only 24 employees and the Northland executives, together with the NTC and Northland boards, manage all oversight functions. With so few employees, none of whom have executive oversight responsibilities, the Partnership does not believe that developing and adopting a code of ethics is necessary. Northland and NTC also do not have a code of ethics; but will consider whether adopting a code of ethics is appropriate during the current fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner and affiliates during 2006 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2006 (see Items 15 (a) and 13 (a) below).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2006 is as follows:

AMOUNT AND NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS
General Partner’s	Northland Communications	(See Note A)	(See Note A)
Interest	Corporation
101 Stewart Street
Suite 700
Seattle, Washington 98101

General Partner’s	FN Equities Joint Venture	(See Note B)	(See Note B)
Interest	2780 Skypark Dr.
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
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $428,643, $418,214, and $431,900 for 2006, 2005, and 2004, respectively. Management fees charged to discontinued operations by the General Partner were $137,300, and $261,913 in 2005 and 2004, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $535,609, $549,815, and $538,664 for 2006, 2005, and 2004, respectively. Amounts charged to discontinued operations for these services were $136,945, and $272,943 in 2005 and 2004, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations paid $21,881 in 2006, and received $1,350 and $55 under the terms of these agreements during 2006, 2005, and 2004, respectively. The Partnership’s discontinued operations include $76,400 and $135,463 of costs received under the terms of these agreements during 2005, and 2004, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2006, 2005, and 2004, the Partnership’s continuing operations include $104,798, $80,376, and $132,872, respectively, for these services. Of this amount, $72,406 and $48,870 were capitalized in 2006 and 2005, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $11,007 and $18,883 in 2005 and 2004, respectively, for these services. None of these amounts were capitalized. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. Prior to 2004, the Partnership recorded gross advertising revenues and related expenses on its statement of operations. Beginning in 2004, the Partnership and CAC modified their agreement such that CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.
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
     (c) INDEBTEDNESS OF MANAGEMENT. None.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2006 and 2005 have been allocated by management and are set forth below.

	Year Ended December 31,
	2006	2005

Audit fees	$94,482	$83,022
Audit-related fees	—	—

Total	$94,482	$83,022

     Audit fees for the fiscal years ended December 31, 2006 and 2005 were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY
NUMBERED
PAGE
(a)	FINANCIAL STATEMENTS:

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheets—December 31, 2006 and 2005	F-2

	Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-3

Statements of Changes in Partners’ Capital (Deficit) for the years ended
	December 31, 2006, 2005 and 2004	F-4

	Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-5

	Notes to Financial Statements--December 31, 2006 and 2005	F-6

(b)	REPORTS ON FORM 8-K :

Form 8-K filed September 20, 2006 regarding settlement of ongoing litigation

(c)	EXHIBITS:

4.1	Forms of Amended and Restated Certificate of Agreement of Limited Partnership(1)

10.1	Brenham Franchise (2)

10.1	Amendment to Brenham Franchise (4)

10.3	Washington County Franchise (2)

10.4	Island County Franchise (Amended) (2)

10.5	Bay City Franchise (2)

10.6	Sweeney Franchise (2)

10.7	West Columbia Franchise (2)

10.8	Wharton Franchise (2)

10.9	Tenneco Development Corp. Franchise (3)

10.10	Sequim Franchise (1)

10.11	Clallam County Franchise (1)

10.12	Credit Agreement with National Westminster Bank USA (1)

10.13	First, Second and Third Amendments to Credit Agreement with National Westminster Bank USA (3)

10.14	Amended and Restated Management Agreement with Northland Communications Corporation (3)

10.15	Operating Management Agreement with Northland Cable Television, Inc. (3)

10.16	Assignment and Transfer Agreement with Northland Telecommunications Corporation dated May 24, 1989 (4)

10.17	Agreement of Purchase and Sale with Sagebrush Cable Limited Partnership (5)

10.18	Fourth, Fifth, Sixth and Seventh Amendments to Credit Agreement with National Westminster Bank USA (6)

10.19	Franchise Agreement with the City of Sequim, WA effective as of May 6, 1992 (7)

10.20	Franchise Agreement with Clallam County, WA effective as of May 29, 1992 (7)

10.21	Eighth Amendment to Credit Agreement with National Westminster Bank USA dated as of May 28, 1992 (7)

10.22	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership (Buyer) and Country Cable, Inc. (Seller) (8)

10.23	Amendment to Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Country Cable, Inc. dated September 14, 1993 (9)

10.24	Commercial Loan Agreement between Seattle-First National Bank and Northland Cable Properties Seven Limited Partnership dated September 24, 1993 (9)

10.25	Franchise Agreement with Island County, WA dated October 4, 1993 (10)

10.26	Franchise Agreement with Skagit County – Assignment and Assumption Agreement dated September 27, 1993 (10)

10.27	Franchise Agreement with Whatcom County – Assignment and Assumption Agreement dated September 27, 1993 (10)

10.28	Amendment to Commercial Loan Agreement dated March 15, 1994 (10)

10.29	Operating and Management Agreement with Northland Cable Television, Inc. dated November 1, 1994 (11)

10.30	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Southland Cablevision, Inc. (12)

10.31	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and TCI Cablevision of Georgia, Inc. (12)

10.32	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated February 29, 1996 (12)

10.33	Asset purchase agreement between Northland Cable Properties Seven Limited Partnership and Robin Media Group, Inc. (13)

10.34	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated December 1, 1997 (13)

10.35	First Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated January 26, 2001 (14)

10.36	Second Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated March 31, 2002 (15)

10.37	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (16)

10.38	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First national Bank) dated May 15, 2003 (17)

10.39	Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated November 3, 2003 (18)

10.40	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Cequel III Communications I, LLC dated February 2, 2005 (19)

10.41	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and McDonald Investment Company, Inc. dated February 24, 2005 (19)

10.42	First Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated March 28, 2005 (19)

10.43	Second Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated August 1, 2005 (20)

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 30, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 30, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 30, 2007 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 30, 2007 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002 (21)

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on August 6, 1987

(2)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the year ended December 31, 1988.

(4)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(5)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 1989.

(6)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1990.

(7)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1992.

(8)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1993

(9)	Incorporated by reference from the partnership’s Form 8-K dated September 27, 1993 Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(11)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(12)	Incorporated by reference from the partnership’s Form 8-K dated March 1, 1996.

(13)	Incorporated by reference from the partnership’s Form 8-K dated December 5, 1997.

(14)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

(15)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(16)	Incorporated by reference from the partnership’s Form 8-K dated March 11, 2003

(17)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(18)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 2003

(19)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(20)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2005

(21)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2001

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

By: NORTHLAND COMMUNICATIONS CORPORATION
(Managing General Partner)

Date: 3-30-07	By	/S/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ JOHN S. WHETZELL	Chief executive officer of registrant; chief executive officer and	3-30-07

John S. Whetzell	chairman of the board of directors of Northland Communications Corporation

/S/ RICHARD I. CLARK	Director of Northland Communications	3-30-07

Richard I. Clark	Corporation

/S/ JOHN E. IVERSON	Secretary and Director of Northland Communications	3-30-07

John E. Iverson	Corporation

/S/ GARY S. JONES	President of Northland Communications Corporation	3-30-07

Gary S. Jones

KPMG LLP
Suite 900
801 Second Avenue
Seattle, WA 98104
Report of Independent Registered Public Accounting Firm
The Partners
Northland Cable Properties Seven Limited Partnership:
We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.
Seattle, Washington
March 30, 2007
KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Cash	$324,241	877,365
Accounts receivable, net	174,855	230,728
Due from affiliates	60,334	83,810
Prepaid expenses	80,484	74,950
System sale receivable	926,027	1,779,553

Investment in cable television properties:
Property and equipment	18,499,325	17,046,470
Less accumulated depreciation	(11,921,108)	(10,477,977)

	6,578,217	6,568,493

Franchise agreements (net of accumulated amortization of $9,995,974 in 2006 and 2005)	9,606,966	9,606,966

Total investment in cable television properties	16,185,183	16,175,459

Loan fees and other intangibles (net of accumulated amortization of $767,912 and $729,673 in 2006 and 2005, respectively)	86,038	124,277

Total assets	$17,837,162	19,346,142

Liabilities and Partners’ Capital (Deficit)

Liabilities:
Accounts payable and accrued expenses	$841,633	1,183,102
Due to Managing General Partner and affiliates	49,562	46,643
Deposits	16,665	16,335
Subscriber prepayments	167,464	184,811
Notes payable	2,096,676	3,827,998

Total liabilities	3,172,000	5,258,889

Commitments and contingencies

Partners’ capital (deficit):
General Partners:
Contributed capital	(25,367)	(25,367)
Accumulated deficit	(38,637)	(44,421)

	(64,004)	(69,788)

Limited Partners:
Contributed capital, net (49,656 units)	18,554,382	18,554,844
Accumulated deficit	(3,825,216)	(4,397,803)

	14,729,166	14,157,041

Total liabilities and partners’ capital (deficit)	$17,837,162	19,346,142

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Operations
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Revenue	$8,576,460	8,366,133	8,638,009

Expenses:
Operating (including $146,758, $131,060, and $143,934, net, paid to affiliates in 2006, 2005, and 2004, respectively), excluding depreciation and amortization expense recorded below	812,682	831,395	797,500
General and administrative (including $866,384, $849,330, and $849,330, net, paid to affiliates in 2006, 2005, and 2004, respectively)	2,365,486	2,199,450	2,232,441
Programming (including $5,383, $2,605, and $2,440, net, paid to affiliates in 2006, 2005, and 2004, respectively)	2,972,784	2,688,255	2,651,617
Depreciation expense	1,483,636	1,587,491	1,529,666
Loss (gain) on disposal of assets	2,391	(40,697)	28,951

	7,636,979	7,265,894	7,240,175

Operating income	939,481	1,100,239	1,397,834

Other income (expense):
Interest expense and amortization of loan fees	(367,715)	(354,263)	(408,641)
Interest income and other, net	6,605	2,555	4,832

Income from continuing operations	578,371	748,531	994,025

Discontinued operations (note 11):
Income (loss) from operations of Brenham, Bay City and Washington Systems, net (including gain on sale systems of $12,547,285 in 2005)	—	11,644,051	(202,335)

Net income	$578,371	12,392,582	791,690

Allocation of net income:
General Partners	$5,784	123,926	7,917
Limited Partners	572,587	12,268,656	783,773

Net income per limited partnership unit	12	247	16
Income from continuing operations per limited partnership unit	12	15	20
Income (loss) from discontinued operations per limited partnership unit	—	232	(4)
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Changes in Partners’ Capital (Deficit)
Years ended December 31, 2006, 2005, and 2004

	General	Limited
	Partners	Partners	Total
Balance, December 31, 2003	$(201,631)	1,285,344	1,083,713
Net income	7,917	783,773	791,690

Balance, December 31, 2004	(193,714)	2,069,117	1,875,403
Net income	123,926	12,268,656	12,392,582
Distribution declared to Limited Partners for income taxes	—	(180,732)	(180,732)

Balance, December 31, 2005	(69,788)	14,157,041	14,087,253
Net income	5,784	572,587	578,371
Distribution declared to Limited Partners for income taxes	—	(462)	(462)

Balance, December 31, 2006	$(64,004)	14,729,166	14,665,162

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$578,371	12,392,582	791,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,483,636	1,663,369	2,197,582
Loan fee amortization	38,239	97,981	137,986
Loss (gain) on asset dispositions	2,391	(12,804,336)	28,951
Loss on extinguishment of debt	—	717,485	—
Other	—	—	41,218
Changes in certain assets and liabilities:
Accounts receivable	55,873	54,202	109,013
Prepaid expenses	(5,534)	44,977	(31,698)
Accounts payable and accrued expenses	(121,520)	(567,373)	105,680
Due to/from General Partner and affiliates	26,395	5,368	(27,086)
Deposits	330	2,674	2,642
Subscriber prepayments	(17,347)	(32,254)	(11,848)

Net cash provided by operating activities	2,040,834	1,574,675	3,344,130

Cash flows from investing activities:
Purchase of property and equipment	(1,603,621)	(1,340,443)	(1,518,294)
Proceeds from sale of systems	850,036	15,100,846	708,894
Insurance proceeds from fund maintained by affiliate	—	24,242	—
Proceeds from sale of assets	72,143	36,562	1,000

Net cash (used in) provided by investing activities	(681,442)	13,821,207	(808,400)

Cash flows from financing activities:
Principal payments on notes payable	(1,731,322)	(14,447,002)	(3,225,000)
Distribution on behalf of limited partners for tax purposes	(181,194)	—	—
Loan fees	—	(137,062)	(3,877)

Net cash used in financing activities	(1,912,516)	(14,584,064)	(3,228,877)

(Decrease) increase in cash	(553,124)	811,818	(693,147)

Cash, beginning of year	877,365	65,547	758,694

Cash, end of year	$324,241	877,365	65,547

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$385,951	1,146,412	1,302,671
Distribution declared to Limited Partners for income taxes	—	(180,732)	—
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN
LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
(1)	Organization and Partners’ Interests
(a)	Formation and Business

Northland Cable Properties Seven Limited Partnership (the Partnership), a Washington limited partnership, was formed on April 17, 1987. The Partnership was formed to acquire, develop, and operate cable television systems. The Partnership began operations on September 1, 1987. The Partnership’s systems include a system serving four cities in or around Vidalia, Georgia; a system serving two cities in or around Sandersville, Georgia; and two systems serving several communities in and around Toccoa and Royston, Georgia. The Partnership has 17 nonexclusive franchises to operate the cable systems for periods, which will expire at various dates through 2014.

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
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
(2)	Basis of Presentation

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

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $12,500 and $10,900 at December 31, 2006 and 2005, respectively. Receivables are stated at net realizable value and are written-off when the Partnership deems specific customer invoices to be uncollectible.

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
December 31, 2006 and 2005
Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20 years
Distribution plant	10 years
Other equipment	5-20 years
The Partnership evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

The Partnership recorded depreciation expense within continuing operations of $1,483,636, $1,587,491, and $1,529,666 in 2006, 2005, and 2004, respectively, and depreciation expense within discontinued operations of $75,878, and $667,916 in 2005 and 2004, respectively.

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
December 31, 2006 and 2005
(e)	Loan Fees

Loan fees are being amortized using the straight-line method, which approximates the effective interest method, over periods of five to six years (current weighted average remaining useful life of 2.25 years). The Partnership recorded loan fee amortization expense attributable to continuing operations of $38,238, $33,719, and $41,370 in 2006, 2005, and 2004, respectively as interest expense. Amortization expense attributable to discontinued operations was $64,262 and $96,616 in 2005 and 2004, respectively. Amortization of loan fees for each of the next five years and thereafter is expected to be as follows:

2007	$38,239
2008	38,239
2009	9,560

$86,038

(f)	Self Insurance

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense for the amount of the loss, net of any amounts to be drawn from the fund. Management suspended contributions throughout 2002 based on its assessment that the current balance would be sufficient to meet potential claims. In 2006, 2005 and 2004, the Partnership was required to make contributions and was charged $18,418, $6,385 and $2,663, respectively, by the fund. As of December 31, 2006 and 2005 the fund (related to all Northland entities) had a balance of $215,124 and $202,270, respectively.

(g)	Revenue Recognition

Cable television and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in continuing operations were $342,165, $275,917, and $263,784 in 2006, 2005, and 2004, respectively, and local spot advertising revenues in discontinued operations were $319,653 and $567,755 in 2005, and 2004, respectively.
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
(h)	Advertising Costs

The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to continuing operations were $242, $926, and $11,417 in 2006, 2005, and 2004, respectively, and advertising costs attributable to discontinued operations were $190,075 and $337,550 in 2005, and 2004, respectively.

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

The Limited Partners’ total initial contributions to capital were $24,893,000 ($500 per partnership unit). As of December 31, 2006, $3,108,554 ($62.50 per partnership unit) had been distributed to the Limited Partners, and the Partnership has repurchased $65,000 of limited partnership units (130 units at $500 per unit).
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
(5)	Transactions with General Partner and Affiliates
(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $428,643, $418,214, and $431,900 for 2006, 2005, and 2004, respectively. Management fees charged to discontinued operations by the General Partner were $137,300, and $261,913 in 2005 and 2004, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $535,609, $549,815, and $538,664 for 2006, 2005, and 2004, respectively. Amounts charged to discontinued operations for these services were $136,945, and $272,943 in 2005 and 2004, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations paid $21,881 in 2006, and received $1,350 and $55 under the terms of these agreements during 2006, 2005, and 2004, respectively. The Partnership’s discontinued operations include $76,400 and $135,463 of costs received under the terms of these agreements during 2005, and 2004, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2006, 2005, and 2004, the Partnership’s continuing operations include $104,798, $80,376, and $132,872, respectively, for these services. Of this amount, $72,406 and $48,870 were capitalized in 2006 and 2005, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $11,007 and $18,883 in 2005 and
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
2004, respectively, for these services. None of these amounts were capitalized. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. Prior to 2004, the Partnership recorded gross advertising revenues and related expenses on its statement of operations. Beginning in 2004, the Partnership and CAC modified their agreement such that CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.

(c)	Due from Affiliates

The receivable from the affiliates consists of the following:

	December 31
	2006	2005
Reimbursable operating costs, net	$1,419	5,239
Other amounts due from affiliates, net	58,915	78,571

	$60,334	83,810

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2006	2005
Management fees	$(1,139)	(203)
Reimbursable operating costs, net	50,701	53,004
Other amounts due to (from) General Partner and affiliates, net	—	(6,158)

	$49,562	46,643

(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
(6)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2006	2005
Land and buildings	$627,654	627,654
Distribution plant	16,431,936	14,824,989
Other equipment	1,333,849	1,259,418
Leasehold improvements	23,009	6,331
Construction in progress	82,877	328,078

	18,499,325	17,046,470

Accumulated depreciation	(11,921,108)	(10,477,977)

Property and equipment, net of accumulated depreciation	$6,578,217	6,568,493

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31
	2006	2005
Accounts payable	$52,547	189,484
Program license fees	324,184	439,053
Interest	1,061	57,535
Franchise fees	212,578	208,525
Pole rental	100,497	30,870
Payroll	30,322	36,289
Taxes	67,377	25,332
Copyright fees	12,931	10,872
Limited Partners tax liability	—	180,732
Other	40,136	4,410

	$841,633	1,183,102

(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
(8)	Note Payable

In March and August of 2005, in anticipation of and as a result of the sale of the Brenham and Bay City systems, the Partnership amended the terms and conditions of its term loan agreement. The terms of the amendments modify the principal repayment schedule, the interest rate margins and various covenants (described below), and allowed the Partnership to retain $300,000 of the proceeds from the sale of the Brenham system, to be used for capital spending purposes. The Partnership capitalized $137,062 in loan fees, which were paid to the lender in connection with these transactions. The term loan is collateralized by a first lien position on all present and future assets of the Partnership and matures March 31, 2009.

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

As of December 31, 2006 and 2005, the balance of the Refinanced Credit Facility was $2,096,676 and $3,827,998, respectively. In January of 2007, the Partnership remitted an additional $984,034 upon receiving the holdback proceeds from the sale of the Bay City, TX system.

Annual maturities of the note payable after giving effect for the payment made in January of 2007 are as follows:

2007	$449,343
2008	534,893
2009	128,406

$1,112,642

The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00; and (D) Maximum Capital
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
Expenditures of not more than $2,500,000. As of December 31, 2006, the Partnership was in compliance with the terms of the loan agreement.

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

As a result of the sales of the Brenham and Bay City systems, the Limited Partners were allocated taxable income in 2006. State income taxes to be paid by the Partnership on behalf of the Limited Partners have been recorded as a reduction of Limited Partner’s capital. There was no taxable income allocated to the Limited Partners in 2005 or 2004. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the Limited Partners is different from that reported in the statement of operations principally due to the differences in depreciation and amortization expense allowed for tax purposes and the amounts recognized under accounting principles generally accepted in the United States of America. Historically, there were no other significant differences between taxable income and the net loss reported in the statements of operations.

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
December 31, 2006 and 2005
(10)	Commitments and Contingencies
(a)	Lease Arrangements

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense attributable to continuing operations, related to these leases was $26,972, $22,072, and $26,606 in 2006, 2005, and 2004, respectively. Rental expense attributable to discontinued operations related to these leases was $7,175 and $12,300 in 2005 and 2004, respectively. Minimum lease payments through the end of the lease terms are as follows:

2007	$11,940
2008	11,196
2009	9,330

$32,466

The Partnership also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals attributable to continuing operations for the years ended December 31, 2006, 2005, and 2004 was $169,940, $166,782, and $162,024, respectively. Rent expense incurred for pole rentals attributable to discontinued operations for the years ended December 31, 2005 and 2004 was $34,981, and $59,968, respectively.

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
December 31, 2006 and 2005
service tier programming. All of Northland’s systems are eligible for these simplified cost-of-service rules, and have calculated rates in accordance with those rules.

Cable Entry into Internet – The U.S. Supreme Court recently ruled that cable television systems may deliver high-speed Internet access and remain within the protections of Section 703 of the Telecommunications Act of 1996 (the Pole Attachment Act). National Cable & Telecommunications Assoc. v. Gulf Power Co., Nos. 00-832 and 00-843, 534 U.S. (January 16, 2002). The Court reversed the Eleventh Circuit’s decision to the contrary and sustained the FCC decision that applied the Pole Attachment Act’s rate formula and other regulatory protections to cable television systems’ attachments over which commingled cable television and cable modem services are provided. The data services business, including Internet access, is largely unregulated at this time apart from federal, state and local laws and regulations applicable to businesses in general. Some federal, state, local and foreign governmental organizations are considering a number of legislative and regulatory proposals which could include legislation with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. It is uncertain how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation. Additionally, some jurisdictions have sought to impose taxes and other burdens on providers of data services, and to regulate content provided via the Internet and other information services. Northland expects that proposals of this nature will continue to be debated in Congress and state legislatures in the future. Additionally, the FCC is now considering a proposal to impose obligations on some or all providers of Internet access services to contribute to the cost of federal universal service programs, which could increase the cost of Internet access. Currently, Federal court rulings and FCC order provide that cable modem revenue be excluded from gross revenues for purposes of franchise fee calculations. Cable Modem Services have been classified as an “interstate information service,” which has historically meant that limited regulations apply to the provision of this service. However, there is likely to be continuing uncertainty about the classification and regulation of cable modem services.

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
December 31, 2006 and 2005
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

Access to Programming - The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. Given the heightened competition and media consolidation, it is possible that we will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact our business.

Copyright - Cable systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. Moreover, the Copyright Office has not yet provided any guidance as to the how the compulsory copyright license should apply to newly offered digital broadcast
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
signals. Copyright clearances for nonbroadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

State and Local Regulation – Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional or renew existing franchises.

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially among jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. Several of the states in which Northland conducts business have centralized the jurisdiction over franchising with state governmental agencies, rather than with municipalities. Several other states are also considering regulating cable franchises at the state governmental level. The effect of such legislation is to simplify and expedite entrance of new competitive providers of video, data and voice services into the market. Northland anticipate that this trend towards simplified entrance into the market will continue. Although state and local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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

Phone Service - The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for us to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities and established requirements ensuring that we could interconnect with other telephone companies to provide a viable service. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, our primary telecommunications competitors and our own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of VoIP, should be regulated only at the federal level, rather than by
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
individual states. A legal challenge to that FCC decision is pending. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation and universal service obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with traditional 911 emergency service obligations (E911) and it has extended requirements for accommodating law enforcement wiretaps to such providers. It is unclear how these regulatory matters ultimately will be resolved and how they will affect our potential expansion into phone service.

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
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,449,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 of the original proceeds was to be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. In January of 2007, the Partnership received approximately $926,000 of this amount after adjusting for post closing items. Substantially all of the initial and holdback proceeds received were used to pay down amounts outstanding under the Partnership’s term loan agreement. The Partnership recorded a gain from the sale of the Bay City System of approximately $7,122,000.

On August 1, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Brenham, Texas to Cequel III Communications I, LLC, an unaffiliated third party. The Brenham system was sold at a price of approximately $7,572,000 of which the Partnership received approximately $6,638,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $850,000 was held in escrow and was released to the Partnership eighteen months from the closing of the transaction in December of 2006. Under the terms of an amendment to the term loan agreement, executed in August of 2005, the Partnership was allowed to retain $300,000 of the initial proceeds for capital spending purposes. The initial proceeds, less $300,000 retained for capital spending purposes, and the holdback proceeds were used to pay down amounts outstanding under the term loan agreement. The Partnership recorded a gain from the sale of the Brenham system of approximately $5,266,000.
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
The revenue, expenses, and other items attributable to the operations of the Washington, Brenham and Bay City systems for the years ended December 31, 2005, and 2004 have been reported as discontinued operations in the accompanying statements of operations and include the following:

	2005	2004
Revenue	$2,750,502	5,238,241

Expenses:
Operating (including $35,277 and $42,829 received from affiliates in 2005 and 2004, respectively)	244,957	401,672
General and administrative (including $243,342, and $461,524 paid to affiliates in 2005 and 2004 respectively)	860,500	1,383,478
Programming (including $787 paid to affiliates, and $419 received from affiliates, in 2005 and 2004, respectively)	1,132,189	2,033,154
Depreciation and amortization	75,878	667,916

Income from operations	436,978	752,021

Other income (expense):
Interest expense and amortization of loan fees	(622,727)	(954,356)
Loss on extinguishment of debt	(717,485)	—
Gain on sale of systems	12,547,285	—

Income (loss) from operations of Washington, Brenham and Bay City systems, net	$11,644,051	(202,335)

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
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
(12)	Solicitation of Interest from Potential Buyers

The Managing General Partner is currently working with a nationally recognized brokerage firm to solicit interests from potential buyers for the Partnership’s cable systems. The Managing General Partner is currently evaluating letters of interest received during the fourth quarter of 2006, however, no assurances can be given as to the likelihood that any sale or sales will ultimately be consummated. It is Management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of completing a sales transaction with a financially viable purchaser at any specific time.

(13)	Litigation

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

In addition, under the terms of the Settlement Agreement, Northland made payment in full of all license fees from all Northland affiliates, including NCP-7, for the period of December 1, 2004, through July 31, 2006, all of which had been previously accrued. In addition, Northland shall pay to the programmer, in four installments, a Supplemental License fee, approximately $120,000, or 9.5%, of which will be remitted by NCP-7. The Partnership recorded a charge of $81,000 in expense associated with this supplemental license fee during 2006, which has been classified as programming expense. The remaining $39,000 will be recorded on a pro rata basis over the remaining contract period. The unpaid total balance by all Northland entities relative to this Supplemental License Fee was $500,000 as of December 31, 2006. Based on Management’s analysis all related Northland affiliates, including NCP-7, have adequate liquidity to meet the remaining Supplemental License Fee obligation without impairing its ability to meet its future obligations in the ordinary course of business and payment of this obligation will not result in the violation of any financial covenant under its loan agreement.

(14)	Subsequent Events

In January of 2007, the Partnership received $984,034 in holdback proceeds, including interest of approximately $58,000, from the buyer of the Bay City, Texas system. Historically, the net amounts received by the Northland entities have approximated the principal amounts of the holdback. The Partnership’s policy is to recognize the final escrow settlement amount at the time of collection since ultimate collectibility is not reasonably assured until such time. All of these proceeds were used to pay down amounts outstanding under the term loan agreement.