Form 10-Q
period 2007-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2007-05-14
CIK 813658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
(206)621-1351
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
Yes ☐      No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS

Cash	$501,387	$324,241
Accounts receivable	179,490	174,855
Due from affiliates	58,550	60,334
Prepaid expenses	81,446	80,484
System sale receivable	—	926,027
Property and equipment, net of accumulated depreciation of $12,242,417 and $11,921,108, respectively	6,395,766	6,578,217
Franchise agreements, net of accumulated amortization of $9,995,974, respectively	9,606,966	9,606,966
Loan fees and other intangibles, net of accumulated amortization of $777,472 and $767,912, respectively	76,479	86,038

Total assets	$16,900,084	$17,837,162

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$658,585	$841,633
Due to Managing General Partner and affiliates	42,050	49,562
Deposits	20,165	16,665
Subscriber prepayments	216,940	167,464
Notes payable	1,000,306	2,096,676

Total liabilities	1,938,046	3,172,000

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(35,668)	(38,637)

	(61,035)	(64,004)

Limited Partners:
Contributed capital, net	18,554,382	18,554,382
Accumulated deficit	(3,531,309)	(3,825,216)

	15,023,073	14,729,166

Total partners’ capital	14,962,038	14,665,162

Total liabilities and partners’ capital	$16,900,084	$17,837,162

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2007	2006
Service revenues	$2,196,019	$2,117,436

Expenses:
Cable system operations (including $28,528 and $35,566 to affiliates in 2007 and 2006, respectively), excluding depreciation and amortization shown below	202,176	196,385
General and administrative (including $213,028 and $215,011 to affiliates in 2007 and 2006, respectively)	568,586	582,265
Programming (including $1,890 and $994 to affiliates in 2007 and 2006, respectively)	792,007	715,787
Depreciation	358,696	394,760
(Gain) loss on disposal of assets	(1,202)	272

	1,920,263	1,889,469

Income from operations	275,756	227,967

Other income (expense):
Interest expense and amortization of loan fees	(39,109)	(95,046)
Interest income and other, net	301	477

	(38,808)	(94,569)

Income from continuing operations	$236,948	$133,398
Income from discontinued operations (note 6)	$59,928

Net income	$296,876	$133,398

Allocation of net income:

General Partners	$2,969	$1,334

Limited Partners	$293,907	$132,064

Net income from continuing operations per limited partnership unit:
(49,656 units)	$5	$3

Net income from discontinued operations per limited partnership unit:
(49,656 units)	$1	$0

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$296,876	$133,398
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	358,696	394,760
Loan fee amortization	9,559	9,560
(Gain) loss on sale of assets	(1,202)	272
Gain from discontinued operations	(59,928)
(Increase) decrease in operating assets:
Accounts receivable	(4,635)	99,426
Due from affiliates	1,784	17,837
Prepaid expenses	(962)	(16,161)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(183,048)	(272,496)
Due to Managing General Partner and affiliates	(7,512)	13,389
Deposits	3,500	1,165
Subscriber prepayments	49,476	(12,932)

Net cash provided by operating activities	462,604	368,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(179,163)	(385,670)
Proceeds from sale of systems	985,955	—
Proceeds from the sale of assets	4,120	11,004

Net cash provided by (used in) investing activities	810,912	(374,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(1,096,370)	(243,674)

Net cash used in financing activities	(1,096,370)	(243,674)

INCREASE (DECREASE) IN CASH	177,146	(250,122)

CASH, beginning of period	324,241	877,365

CASH, end of period	$501,387	$627,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$30,358	$89,168

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2007, its statements of operations for the three months ended March 31, 2007 and 2006, and its statements of cash flows for the three months ended March 31, 2007 and 2006. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2007 (9 months)	28,680
2008	38,240
2009	9,559

$76,479

(3) Notes Payable
In March of 2005, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendments modify the principal repayment schedule, the interest rate margins and various covenants (described below), and allowed the Partnership to retain $300,000 of the proceeds from the sale of the Brenham, TX system, to be used for capital spending purposes. The Partnership capitalized $137,062 of fees, which were paid to the lender in connection with these transactions. The term loan is collateralized by a first lien position on all present and future assets of the Partnership and matures March 31, 2009.
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
Annual maturities of the note payable after March 31, 2007, are as follows:

2007	337,008
2008	534,892
2009	128,406

$1,000,306

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Maximum Total Leverage Ratio of not more than 2.25 to 1.00, a Minimum Interest Coverage Ratio of not less than 3.50 to 1.00, a Minimum Total Debt Service Coverage Ratio of not less than 1.10 to 1.00, and a Maximum Capital Expenditures limitation of not more than $2,500,000. As of March 31, 2007, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $1,000,306 at a LIBOR based interest rate of 9.10%. This interest rate expires during the second quarter of 2007, at which time, new rates will be established.
(4) Litigation
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
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-7, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland shall pay to the programmer, in four installments, a Supplemental License fee, approximately $120,000 of which will be allocated to NCP-7. The Partnership recorded a charge of approximately $81,000 in expense associated with this supplemental license fee for the period ended December 31, 2006, and a charge of approximately $10,000 in expense for the three months ended March 31, 2007, which has been classified as programming expense. The remaining $29,000 will be recorded on a pro rata basis over the remaining contract period.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
(5) Solicitation of Interest from Potential Purchasers
The General Partner has been working with a nationally recognized brokerage firm to solicit interests from potential buyers for the Partnership’s cable systems. The General Partner is currently in preliminary discussions with a potential buyer. However, no assurances can be given as to the likelihood that any sale or sales will ultimately be consummated. It is Management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of completing a sales transaction with a financially viable purchaser at any specific time.
(6) Discontinued Operations
In January 2007, the Partnership received proceeds totaling $985,955 as the result of the sale of the Bay City, TX system in June 2005. Amounts totaling $59,928, which are in excess of the amounts recorded as a system sale receivable at December 31, 2006, have been reflected as results of discontinued operations in the accompanying financial statements for the period ended March 31, 2007. These amounts are included in discontinued operations as they related to interest earned on amounts held in escrow for purposes of indemnification claims by the buyer pursuant to the terms of the purchase and sale agreement. The amounts were recorded in the quarter ended March 31, 2007 as they did not become fixed and determinable until the completion of the escrow period of January 2007.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Three Months Ended March 31, 2007 and 2006
Total basic subscribers attributable to continuing operations decreased from 13,622 as of March 31, 2006 to 13,057 as of March 31, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $2,196,019 for the three months ended March 31, 2007, an increase of approximately 4% from $2,117,436 for the three months ended March 31, 2006. Revenues from continuing operations for the three months ended March 31, 2007 were comprised of the following sources:
•	$1,726,589 (79%) from basic and expanded services,

•	$129,408 (6%) from premium services

•	$19,110 (1%) from digital services

•	$154,864 (7%) from high speed Internet services

•	$54,602 (2%) from advertising

•	$43,554 (2%) from late fees

•	$67,892 (3%) from other sources.
Average monthly revenue per subscriber increased $4.13 or approximately 8% from $52.23 for three months ended March 31, 2006 to $56.36 for the three months ended March 31, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2007, and increased penetration of new products, specifically, high-speed Internet services. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 13,622 as of March 31, 2006 to 13,057 as of March 31, 2007.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, attributable to continuing operations totaled $202,176 for the three months ended March 31, 2007, representing an increase of approximately 3% from $196,385 for the three months ended March 31, 2006. This increase is primarily attributable to increases in system utility and vehicle operating costs in certain of the Partnership’s systems, offset by a decrease in overtime salaries. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses attributable to continuing operations totaled $568,586 for the three months ended March 31, 2007, representing a decrease of approximately 2% from $582,265 for the same period in 2006. This decrease is primarily attributable to a reduction in legal expenses as a result of the settlement of litigation with one of the Partnership’s programmers in September 2006.
Programming expenses attributable to continuing operations totaled $792,007 for the three months ended March 31, 2007, an increase of 11% from $715,787 for the three months ended March 31, 2006. This increase is partially attributable to the recognition of approximately $10,000 in additional programming expense during 2007 associated with settlement of litigation with one of the Partnership’s programmers. The increase is also attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 13,622 as of March 31, 2006 to 13,057 as of March 31, 2007. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense allocated to continuing operations decreased approximately 9%, from $394,760 for the three months ended March 31, 2006 to $358,696 for the three months ended March 31, 2007. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 59% from $95,046 for the three months ended March 31, 2006 to $39,109 for the three months ended March 31, 2007. Lower average outstanding indebtedness, as a result of required principal repayments, was more than offset by higher interest rates in 2007 compared to 2006.
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
Net cash provided by operating activities totaled $462,604 for the three months ended March 31, 2007. Adjustments to the $296,876 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $358,696, loan fee amortization of $9,559, offset by changes in other operating assets and liabilities of $141,397 and gain from discontinued operations of $59,928.
Net cash provided by investing activities totaled $810,912 for the three months ended March 31, 2007 and consisted primarily of $985,955 in holdback proceeds from sale of Bay City, TX system offset by $179,163 in capital expenditures.
Net cash used in financing activities for the three months ended March 31, 2007 consisted of $1,096,370 in principal payments that were made under the amended term loan agreement.
Notes Payable
In March of 2005, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendments modify the principal repayment schedule, the interest rate margins and various covenants (described below), and allowed the Partnership to retain $300,000 of the proceeds from the sale of the Brenham, TX system, to be used for capital spending purposes. The Partnership capitalized $137,062 of fees, which were paid to the lender in connection with these transactions. The term loan is collateralized by a first lien position on all present and future assets of the Partnership and matures March 31, 2009.
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
Annual maturities of the note payable after March 31, 2007, are as follows:

2007	337,008
2008	534,892
2009	128,406

$1,000,306

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Maximum Total Leverage Ratio of not more than 2.25 to 1.00, a Minimum Interest Coverage Ratio of not less than 3.50 to 1.00, a Minimum Total Debt Service Coverage Ratio of not less than 1.10 to 1.00, and a Maximum Capital Expenditures limitation of not more than $2,500,000. As of March 31, 2007, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $1,000,306 at a LIBOR based interest rate of 9.10%. This interest rate expires during the second quarter of 2007, at which time, new rates will be established.

Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2007:

		Payments Due By Period
		Less than 1	1 - 3	3 -` 5	More than
	Total	year	years	years	5 years

Notes payable	$1,000,306	$470,731	$529,575	—	—
Minimum operating lease payments	29,667	11,940	17,727	—	—

Total	$1,029,973	$482,671	$547,302

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2007.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s notes payable exclude interest expense.
Capital Expenditures
During the first three months of 2007, the Partnership incurred $179,163 in capital expenditures. These expenditures include quality assurance projects to upgrade the plant in Vidalia, Sandersville, and Toccoa, GA systems.
Management has estimated that the Partnership will spend approximately $1,700,000 on capital expenditures during the remainder of 2007. Major planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in Sandersville, Toccoa and Vidalia, GA, and the potential launch of HDTV (high definition) services in Toccoa and Vidalia, GA.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $10,000.
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
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-7, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland shall pay to the programmer, in four installments, a Supplemental License fee, approximately $120,000 of which will be allocated to NCP-7. The Partnership recorded a charge of approximately $81,000 in expense associated with this supplemental license fee for the period ended December 31, 2006, and a charge of approximately $10,000 in expense for the three months ended March 31, 2007, which has been classified as programming expense. The remaining $29,000 will be recorded on a pro rata basis over the remaining contract period.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
ITEM 1A Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2006 Form 10-K.
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
     (a) Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 14, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 14, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 14, 2007 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 14, 2007 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/S/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	5-14-07

/S/ GARY S. JONES Gary S. Jones	President	5-14-07