Form 10-Q
period 2007-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2007-08-10
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number: 0-16718
Northland Cable Properties Seven Limited Partnership
(Exact Name of Registrant as Specified in Charter)

Washington	91-1366564

(State of Organization)	(I.R.S. Employer Identification No.)

101 Stewart Street, Suite 700, Seattle, Washington	98065

(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐      No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2007	2006
ASSETS

Cash	$936,783	$324,241
Accounts receivable	186,328	174,855
Due from affiliates	33,979	60,334
Prepaid expenses	57,747	80,484
System sale receivable	—	926,027
Property and equipment, net of accumulated depreciation of $12,606,042 and $11,921,108, respectively	6,230,951	6,578,217
Franchise agreements, net of accumulated amortization of $9,995,974, respectively	9,606,966	9,606,966
Loan fees and other intangibles, net of accumulated amortization of $787,031 and $767,912, respectively	66,919	86,038

Total assets	$17,119,673	$17,837,162

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$771,364	$841,633
Due to Managing General Partner and affiliates	84,068	49,562
Deposits	21,555	16,665
Subscriber prepayments	152,310	167,464
Notes payable	887,970	2,096,676

Total liabilities	1,917,267	3,172,000

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(33,265)	(38,637)

	(58,632)	(64,004)

Limited Partners:
Contributed capital, net	18,554,382	18,554,382
Accumulated deficit	(3,293,344)	(3,825,216)

	15,261,038	14,729,166

Total partners’ capital	15,202,406	14,665,162

Total liabilities and partners’ capital	$17,119,673	$17,837,162

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2007	2006
Service revenues	$2,233,538	$2,170,931

Expenses:
Cable system operations (including $25,945 and $46,940 to affiliates in 2007 and 2006, respectively), excluding depreciation and amortization shown below	202,823	193,915
General and administrative (including $218,002 and $219,882 to affiliates in 2007 and 2006, respectively)	598,298	618,595
Programming (including $2,181 and $1,272 to affiliates in 2007 and 2006, respectively)	797,032	723,492
Depreciation	363,625	367,903
(Gain) loss on disposal of assets	(685)	272

	1,961,093	1,904,177

Income from operations	272,445	266,754

Other income (expense):
Interest expense and amortization of loan fees	(32,823)	(96,894)
Interest income and other, net	746	1,035

	(32,077)	(95,859)

Net income	$240,368	$170,895

Allocation of net income:

General Partners	$2,404	$1,709

Limited Partners	$237,964	$169,186

Net income per limited partnership unit (49,656 units):	$5	$3

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2007	2006
Service revenues	$4,429,557	$4,288,367

Expenses:
Cable system operations (including $58,933 and $82,506 to affiliates in 2007 and 2006, respectively), excluding depreciation and amortization shown below	404,999	390,301
General and administrative (including $426,572 and $434,893 to affiliates in 2007 and 2006, respectively)	1,166,884	1,200,862
Programming (including $4,071 and $2,266 to affiliates in 2007 and 2006, respectively)	1,589,039	1,439,281
Depreciation	722,321	762,659
(Gain) loss on disposal of assets	(1,887)	544

	3,881,356	3,793,647

Income from operations	548,201	494,720

Other income (expense):
Interest expense and amortization of loan fees	(71,932)	(191,939)
Interest income and other, net	1,047	1,512

	(70,885)	(190,427)

Income from continuing operations	477,316	304,293

Income from discontinued operations (note 6)	59,928	—

Net income	$537,244	$304,293

Allocation of net income:

General Partners	$5,372	$3,043

Limited Partners	$531,872	$301,250

Income from continuing operations per limited partnership unit (49,656 units):	$10	$6

Income from discontinued operations per limited partnership unit (49,656 units):	$1	$—

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$537,244	$304,293
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	722,321	762,659
Loan fee amortization	19,119	19,119
(Gain) loss on sale of assets	(1,887)	544
Gain from discontinued operations	(59,928)	—
(Increase) decrease in operating assets:
Accounts receivable	(11,473)	80,615
Due from affiliates	26,355	(357)
Prepaid expenses	22,737	(33,083)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(70,269)	(197,091)
Due to Managing General Partner and affiliates	34,506	13,761
Deposits	4,890	800
Subscriber prepayments	(15,154)	26,598

Net cash provided by operating activities	1,208,461	977,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(378,815)	(684,883)
Proceeds from sale of systems	985,955	—
Proceeds from the sale of assets	5,647	15,075

Net cash provided by (used in) investing activities	612,787	(669,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(1,208,706)	(469,967)

Net cash used in financing activities	(1,208,706)	(469,967)

INCREASE (DECREASE) IN CASH	612,542	(161,917)

CASH, beginning of period	324,241	877,365

CASH, end of period	$936,783	$715,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$30,358	$185,307

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2007, its statements of operations for the six and three months ended June 30, 2007 and 2006, and its statements of cash flows for the six months ended June 30, 2007 and 2006. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.
On July 3, 2007, Northland Cable Properties Seven Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Vidalia, Sandersville and Toccoa, Georgia to Green River Media and Communications, LLC, an unaffiliated third party. The transaction is expected to close by the end of March 2008, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. Closing of this transaction would result in the liquidation of the Partnership.
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

2007 (6 months)	$19,120
2008	38,240
2009	9,559

$66,919

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

Annual maturities of the note payable after June 30, 2007, are as follows:

2007	224,672
2008	534,892
2009	128,406

$887,970

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Maximum Total Leverage Ratio of not more than 2.25 to 1.00, a Minimum Interest Coverage Ratio of not less than 3.50 to 1.00, a Minimum Total Debt Service Coverage Ratio of not less than 1.10 to 1.00, and a Maximum Capital Expenditures limitation of not more than $2,500,000. As of June 30, 2007, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $887,970 at a LIBOR based interest rate of 9.11%. This interest rate expires during the third quarter of 2007, at which time, new rates will be established.
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
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-7, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland agreed to pay to the programmer, in four installments, a Supplemental License fee, approximately $120,000 of which will be allocated to NCP-7. The Partnership recorded a charge of approximately $81,000 in expense associated with this supplemental license fee for the period ended December 31, 2006, and a charge of approximately $20,000 and $10,000 in expense for the six and three months ended June 30, 2007, respectively, which has been classified as programming expense. The remaining $19,000 will be paid and recorded on a pro rata basis over the remaining contract period.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
(5) Potential Sale of Systems
On July 3, 2007, Northland Cable Properties Seven Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Vidalia, Sandersville and Toccoa, Georgia to Green River Media and Communications, LLC, an unaffiliated third party. The transaction is expected to close by the end of March 2008, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. Closing of this transaction would result in the liquidation of the Partnership. As limited partners approval is required prior to the closing of the transaction, management does not have the authority to approve the sale of these assets, which precludes such assets to be classified as “held for sale,” as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The terms of the purchase and sale agreement included a sales price of $19,950,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing will be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Credit Facility (with a balance of $887,970 as of June 30, 2007) and to make liquidating distributions to the limited partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.
(6) Discontinued Operations
In January 2007, the Partnership received proceeds totaling $985,955 as the result of the sale of the Bay City, TX system in June 2005. Amounts totaling $59,928, which are in excess of the amounts recorded as a system sale receivable at December 31, 2006, have been reflected as results of discontinued operations in the accompanying financial statements for the six months ended June 30, 2007. These amounts are included in discontinued operations as they related to interest earned on amounts held in escrow for purposes of indemnification claims by the buyer pursuant to the terms of the purchase and sale agreement. The amounts were recorded during the first quarter of 2007 as they did not become fixed and determinable until the completion of the escrow period in January 2007.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Six Months Ended June 30, 2007 and 2006
Total basic subscribers attributable to continuing operations decreased from 12,848 as of December 31, 2006 to 12,630 as of June 30, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $4,429,557 for the six months ended June 30, 2007, an increase of approximately 3% from $4,288,367 for the six months ended June 30, 2006. Revenues from continuing operations for the six months ended June 30, 2007 were comprised of the following sources:
•	$3,482,144 (79%) from basic and expanded services,

•	$261,776 (6%) from premium services

•	$34,567 (1%) from digital services

•	$331,654 (7%) from high speed Internet services

•	$108,331 (2%) from advertising

•	$86,878 (2%) from late fees

•	$124,207 (3%) from other sources.
Average monthly revenue per subscriber increased $4.22 or approximately 8% from $53.16 for six months ended June 30, 2006 to $57.38 for the six months ended June 30, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2007, and increased penetration of new products, specifically, high-speed Internet services. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 13,300 as of June 30, 2006 to 12,630 as of June 30, 2007.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, attributable to continuing operations totaled $404,999 for the six months ended June 30, 2007, representing an increase of approximately 4% from $390,301 for the six months ended June 30, 2006. This increase is primarily attributable to increases in system utility and vehicle operating costs in certain of the Partnership’s systems, offset by a decrease in overtime salaries. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses attributable to continuing operations totaled $1,166,884 for the six months ended June 30, 2007, representing a decrease of approximately 3% from $1,200,862 for the same period in 2006. This decrease is primarily attributable to a reduction in legal expenses as a result of the settlement of litigation with one of the Partnership’s programmers in September 2006.
Programming expenses attributable to continuing operations totaled $1,589,039 for the six months ended June 30, 2007, an increase of 10% from $1,439,281 for the six months ended June 30, 2006. This increase is partially attributable to the recognition of approximately $20,000 in additional programming expense during 2007 associated with settlement of litigation with one of the Partnership’s programmers. The increase is also attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 13,300 as of June 30, 2006 to 12,630 as of June 30, 2007. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense allocated to continuing operations decreased approximately 5%, from $762,659 for the six months ended June 30, 2006 to $722,321 for the six months ended June 30, 2007. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 63% from $191,939 for the six months ended June 30, 2006 to $71,932 for the six months ended June 30, 2007. Lower average outstanding indebtedness, as a result of required principal repayments, was partly offset by higher interest rates in 2007 compared to 2006.
Results of Continuing Operations — Three Months Ended June 30, 2007 and 2006
Total basic subscribers decreased from 13,057 as of March 31, 2007 to 12,630 as of June 30, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $2,233,538 for the three months ended June 30, 2007, an increase of approximately 3% from $2,170,931 for the three months ended June 30, 2006. Revenues for the three months ended June 30, 2007 were comprised of the following sources:
•	$1,755,555 (79%) from basic and expanded services,

•	$132,367 (6%) from premium services

•	$15,457 (1%) from digital services

•	$176,790 (8%) from high speed Internet services

•	$53,729 (2%) from advertising

•	$43,324 (2%) from late fees

•	$56,316 (2%) from other sources.
Average monthly revenue per subscriber increased $4.33 or approximately 8% from $54.09 for three months ended June 30, 2006 to $58.42 for the three months ended June 30, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2007, and increased penetration of new products, specifically, high-speed Internet services. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 13,300 as of June 30, 2006 to 12,630 as of June 30, 2007.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $202,823 for the three months ended June 30, 2007, representing an increase of approximately 4% from $193,915 for the three months ended June 30, 2006. This increase is primarily attributable to increases in system utility and vehicle operating costs in certain of the Partnership’s systems, offset by a decrease in overtime salaries.
General and administrative expenses totaled $598,298 for the three months ended June 30, 2007, representing a decrease of approximately 3% from $618,595 for the same period in 2006. This decrease is primarily attributable to a reduction in legal expenses as a result of the settlement of litigation with one of the Partnership’s programmers in September 2006.
Programming expenses totaled $797,032 for the three months ended June 30, 2007, an increase of 10% from $723,492 for the three months ended June 30, 2006. This increase is partially attributable to the recognition of approximately $10,000 in additional programming expense during 2007 associated with settlement of litigation with one of the Partnership’s programmers. The increase is also attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 13,300 as of June 30, 2006 to 12,630 as of June 30, 2007.
Depreciation expense decreased approximately 1%, from $367,903 for the three months ended June 30, 2006 to $363,625 for the three months ended June 30, 2007. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees decreased approximately 66% from $96,894 for the three months ended June 30, 2006 to $32,823 for the three months ended June 30, 2007. Lower average outstanding indebtedness, as a result of required principal repayments, was partly offset by higher interest rates in 2007 compared to 2006.

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
Net cash provided by operating activities totaled $1,208,461 for the six months ended June 30, 2007. Adjustments to the $537,244 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $722,321, loan fee amortization of $19,119, offset by changes in other operating assets and liabilities of $8,408 and gain from discontinued operations of $59,928.
Net cash provided by investing activities totaled $612,787 for the six months ended June 30, 2007 and consisted primarily of $985,955 in holdback proceeds from sale of the Bay City, TX system offset by $378,815 in capital expenditures.
Net cash used in financing activities for the six months ended June 30, 2007 consisted of $1,208,706 in principal payments that were made under the amended term loan agreement.
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
Annual maturities of the note payable after June 30, 2007, are as follows:

2007	224,672
2008	534,892
2009	128,406

$887,970

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Maximum Total Leverage Ratio of not more than 2.25 to 1.00, a Minimum Interest Coverage Ratio of not less than 3.50 to 1.00, a Minimum Total Debt Service Coverage Ratio of not less than 1.10 to 1.00, and a Maximum Capital Expenditures limitation of not more than $2,500,000. As of June 30, 2007, the Partnership was in compliance with the terms of the loan agreement.
As of the date of this filing, the balance under the credit facility is $887,970 at a LIBOR based interest rate of 9.11%. This interest rate expires during the third quarter of 2007, at which time, new rates will be established.

Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2007:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	Years	years	5 years

Notes payable	$887,970	$492,118	$395,852	—	—
Minimum operating lease payments	26,868	11,940	14,928	—	—

Total	$914,838	$504,058	$410,780

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2007.
(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.
(c)	Note that obligations related to the Partnership’s notes payable exclude interest expense.
Capital Expenditures
During the first six months of 2007, the Partnership incurred $378,815 in capital expenditures. These expenditures include quality assurance projects to maintain the plant in Vidalia, Sandersville, and Toccoa, GA systems.
Management has estimated that the Partnership will spend approximately $500,000 on capital expenditures during the remainder of 2007. The major planned expenditure involves a fiber interconnect of the Royston system to the Toccoa headend.
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

On July 3, 2007, Northland Cable Properties Seven Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Vidalia, Sandersville and Toccoa, Georgia to Green River Media and Communications, LLC, an unaffiliated third party. The transaction is expected to close by the end of March 2008, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. Closing of this transaction would result in the liquidation of the Partnership. As limited partners approval is required prior to the closing of the transaction, management does not have the authority to approve the sale of these assets, which precludes such assets to be classified as “held for sale,” as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over a one year period that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $9,000.
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
ITEM 1. Legal proceedings
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
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-7, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland agreed to pay the programmer, in four installments, a Supplemental License fee, approximately $120,000 of which will be allocated to NCP-7. The Partnership recorded a charge of approximately $81,000 in expense associated with this supplemental license fee for the period ended December 31, 2006, and a charge of approximately $20,000 and $10,000 in expense for the six and three months ended June 30, 2007, respectively, which has been classified as programming expense. The remaining $19,000 will be paid and recorded on a pro rata basis over the remaining contract period.
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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
          (a) Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 10, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 10, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 10, 2007 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 10, 2007 pursuant to section 906 of the Sarbanes-Oxley Act
(b) Reports on Form 8-K
Form 8-K filed on July 7, 2007 disclosing the execution of a purchase and sale agreement to sell the remaining Partnership assets to Green River Media and Communications, LLC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/S/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	8-10-07

/S/ GARY S. JONES Gary S. Jones	President	8-10-07