Form 10-Q
period 2007-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2007-11-13
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
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
Yes ☐                     No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	September 30,	December 31,
	2007	2006

ASSETS

Cash	$988,681	$324,241
Accounts receivable	226,757	174,855
Due from affiliates	32,682	60,334
Prepaid expenses	90,353	80,484
System sale receivable	—	926,027
Property and equipment, net of accumulated depreciation of $12,973,912 and $11,921,108, respectively	6,103,063	6,578,217
Franchise agreements, net of accumulated amortization of $9,995,974, respectively	9,606,966	9,606,966
Loan fees and other intangibles, net of accumulated amortization of $796,591 and $767,912, respectively	57,359	86,038

Total assets	$17,105,861	$17,837,162

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$828,108	$841,633
Due to Managing General Partner and affiliates	89,207	49,562
Deposits	22,960	16,665
Subscriber prepayments	138,546	167,464
Notes payable	775,634	2,096,676

Total liabilities	1,854,455	3,172,000

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(32,775)	(38,637)

	(58,142)	(64,004)

Limited Partners:
Contributed capital, net	18,554,382	18,554,382
Accumulated deficit	(3,244,834)	(3,825,216)

	15,309,548	14,729,166

Total partners’ capital	15,251,406	14,665,162

Total liabilities and partners’ capital	$17,105,861	$17,837,162

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2007	2006

Service revenues	$2,228,831	$2,150,525

Expenses:
Cable system operations (including $28,861 and $28,734 to affiliates in 2007 and 2006, respectively), excluding depreciation and amortization shown below	207,607	203,659
General and administrative (including $212,698 and $215,213 to affiliates in 2007 and 2006, respectively)	613,410	576,721
Programming (including $2,446 and $1,460 to affiliates in 2007 and 2006, respectively)	783,328	788,317
Depreciation	367,870	366,029
(Gain) loss on disposal of assets	(100)	681

	1,972,115	1,935,407

Income from operations	256,716	215,118

Other income (expense):
Interest expense and amortization of loan fees	5,654	(92,424)
Other expense	(215,121)	—
Interest income	1,752	683

	(207,715)	(91,741)

Net income	$49,001	$123,377

Allocation of net income:

General Partners	$490	$1,234

Limited Partners	$48,511	$122,143

Net income per limited partnership unit (49,656 units):	$1	$2

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2007	2006

Service revenues	$6,658,387	$6,438,892

Expenses:
Cable system operations (including $92,253 and $113,225 to affiliates in 2007 and 2006, respectively), excluding depreciation and amortization shown below	612,606	593,959
General and administrative (including $634,811 and $648,125 to affiliates in 2007 and 2006, respectively)	1,780,294	1,777,582
Programming (including $6,517 and $3,727 to affiliates in 2007 and 2006, respectively)	2,372,367	2,227,596
Depreciation	1,090,190	1,128,693
(Gain) loss on disposal of assets	(1,987)	1,225

	5,853,470	5,729,055

Income from operations	804,917	709,837

Other income (expense):
Interest expense and amortization of loan fees	(66,278)	(284,363)
Other expense	(215,121)	—
Interest income	2,798	2,196

	(278,601)	(282,167)

Income from continuing operations	526,316	427,670

Income from discontinued operations (note 6)	59,928	—

Net income	$586,244	$427,670

Allocation of net income:

General Partners	$5,862	$4,277

Limited Partners	$580,382	$423,393

Income from continuing operations per limited partnership unit (49,656 units):	$10	$9

Income from discontinued operations per limited partnership unit (49,656 units):	$1	$—

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$586,244	$427,670
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,090,190	1,128,693
Loan fee amortization	28,679	28,680
(Gain) loss on sale of assets	(1,987)	1,225
Gain from discontinued operations	(59,928)	—
(Increase) decrease in operating assets:
Accounts receivable	(51,902)	66,898
Due from affiliates	27,652	21,006
Prepaid expenses	(9,869)	(71,406)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(13,525)	(399,920)
Due to Managing General Partner and affiliates	39,645	2,704
Deposits	6,295	750
Subscriber prepayments	(28,918)	(17,844)

Net cash provided by operating activities	1,612,576	1,188,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(620,606)	(1,188,270)
Proceeds from sale of systems	985,955	—
Proceeds from the sale of assets	7,557	41,437

Net cash provided by (used in) investing activities	372,906	(1,146,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(1,321,042)	(705,841)

Net cash used in financing activities	(1,321,042)	(705,841)

INCREASE (DECREASE) IN CASH	664,440	(664,218)

CASH, beginning of period	324,241	877,365

CASH, end of period	$988,681	$213,147

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$38,273	$269,816

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2007, its statements of operations for the three and nine months ended September 30, 2007 and 2006, and its statements of cash flows for the nine months ended September 30, 2007 and 2006. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.
On July 5, 2007, Northland Cable Properties Seven Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Vidalia, Sandersville and Toccoa, Georgia to Green River Media and Communications, LLC, an unaffiliated third party. The transaction is expected to close by the end of March 2008, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. Closing of this transaction would result in the liquidation of the Partnership.
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

2007 (3 months)	$9,560
2008	38,239
2009	9,560

$57,359

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
Annual maturities of the note payable after September 30, 2007, are as follows:

2007	112,336
2008	534,892
2009	128,406

$775,634

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Maximum Total Leverage Ratio of not more than 2.25 to 1.00, a Minimum Interest Coverage Ratio of not less than 3.50 to 1.00, a Minimum Total Debt Service Coverage Ratio of not less than 1.10 to 1.00, and a Maximum Capital Expenditures limitation of not more than $2,500,000. As of September 30, 2007, the Partnership was in compliance with the terms of the loan agreement.
As of September 30, 2007, the balance under the credit facility was $775,634 at a LIBOR based interest rate of 8.98%. This interest rate expires during the fourth quarter of 2007, at which time, new rates will be established.
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
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-7, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland agreed to pay to the programmer, in four installments, a Supplemental License fee, approximately $120,000 of which will be allocated to NCP-7. The Partnership recorded a charge of approximately $81,000 in expense associated with this supplemental license fee for the period ended December 31, 2006, and a charge of approximately $29,000 and $10,000 in expense for the nine and three months ended September 30, 2007, respectively, which has been classified as programming expense. The remaining $10,000 will be paid and recorded on a pro rata basis over the remaining contract period.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
(5) Potential Sale of Systems
On July 5, 2007, Northland Cable Properties Seven Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Vidalia, Sandersville and Toccoa, Georgia to Green River Media and Communications, LLC, an unaffiliated third party. The transaction is expected to close by the end of March 2008, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. Closing of this transaction would result in the liquidation of the Partnership. As limited partners approval is required prior to the closing of the transaction, management does not have the authority to approve the sale of these assets, which precludes such assets to be classified as “held for sale,” as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The terms of the purchase and sale agreement include a sales price of $19,950,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing will be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Credit Facility (with a balance of $775,634 as of September 30, 2007) and to make liquidating distributions to the limited partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.

On October 11, 2007, the Partnership filed with the Securities and Exchange Commission a proxy statement to solicit limited partner approval (i) to authorize the sale of substantially all the assets of the Partnership to Green River Media and Communications, LLC or its assignee with the consent of the Partnership, and (ii) to authorize the alternative sale of substantially all of the Partnerships assets to Northland Communications Corporation, its managing general partner, or one or more affiliates of Northland Communications Corporation, if the Green River transaction is not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the Green River transaction is otherwise terminated prior to such date. The alternative sale transaction agreement contains substantially the same terms and conditions as provided in the Green River purchase agreement, except that the managing general partner’s obligation to close will be subject to the managing general partner’s ability to secure satisfactory financing. If such condition has not been met within 90 days after the agreement for the alternative sale transaction becomes effective, the managing general partner would have the right to terminate.
     Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership of Northland Cable Properties Seven Limited Partnership dated September 30, 1987, the limited partnership will be dissolved upon the sale of all, or substantially all of the Partnership’s assets, and the general partners will wind up the business and affairs of the Partnership without requiring any further consent or vote by the partners. Accordingly, if either the Green River transaction or the alternative sale transaction closes as planned, the managing general partner will commence the dissolution and winding up of the Partnership during the first half of 2008.
(6) Discontinued Operations
In January 2007, the Partnership received proceeds totaling $985,955 as the result of the sale of the Bay City, TX system in September 2005. Amounts totaling $59,928, which are in excess of the amounts recorded as a system sale receivable at December 31, 2006, have been reflected as results of discontinued operations in the accompanying financial statements for the nine months ended September 30, 2007. These amounts are included in discontinued operations as they related to interest earned on amounts held in escrow for purposes of indemnification claims by the buyer pursuant to the terms of the purchase and sale agreement. The amounts were recorded during the first quarter of 2007 as they did not become fixed and determinable until the completion of the escrow period in January 2007.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Nine Months Ended September 30, 2007 and 2006
Total basic subscribers attributable to continuing operations decreased from 12,848 as of December 31, 2006 to 12,172 as of September 30, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $6,658,387 for the nine months ended September 30, 2007, an increase of approximately 3% from $6,438,892 for the nine months ended September 30, 2006. Revenues from continuing operations for the nine months ended September 30, 2007 were comprised of the following sources:
•	$5,171,633 (78%) from basic and expanded services,

•	$386,610 (6%) from premium services

•	$50,209 (1%) from digital services

•	$526,619 (8%) from high speed Internet services

•	$193,305 (2%) from advertising

•	$132,054 (2%) from late fees

•	$197,957 (3%) from other sources.
Average monthly revenue per subscriber increased $4.62 or approximately 9% from $53.76 for nine months ended September 30, 2006 to $58.37 for the nine months ended September 30, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2007, and increased penetration of new products, specifically, high-speed Internet services. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 12,942 as of September 30, 2006 to 12,172 as of September 30, 2007.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, attributable to continuing operations totaled $612,606 for the nine months ended September 30, 2007, representing an increase of approximately 3% from $593,959 for the nine months ended September 30, 2006. This increase is primarily attributable to increases in system utility, pole rent and vehicle operating costs in certain of the Partnership’s systems, offset by decreases in regional management expenses and overtime salaries. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses attributable to continuing operations totaled $1,780,294 for the nine months ended September 30, 2007, remaining relatively constant with the same period in 2006. Increases in administrative salaries, bad debt expense and management fees were offset by a reduction in legal expenses as a result of the settlement of litigation with one of the Partnership’s programmers in September 2006.
Programming expenses attributable to continuing operations totaled $2,372,367 for the nine months ended September 30, 2007, an increase of 6% from $2,227,596 for the nine months ended September 30, 2006. The increase is attributable to higher costs charged by various program suppliers and costs associated with the increased penetration of high-speed Internet and telephony services, offset by decreases in other programming expense associated with the settlement of litigation with one of the Partnership’s programmers in September 2006 and a decrease in subscribers from 12,942 as of September 30, 2006 to 12,172 as of September 30, 2007. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephony services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense allocated to continuing operations decreased approximately 3%, from $1,128,693 for the nine months ended September 30, 2006 to $1,090,190 for the nine months ended September 30, 2007. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 77% from $284,363 for the nine months ended September 30, 2006 to $66,278 for the nine months ended September 30, 2007. This decrease is attributable to lower average outstanding indebtedness, as a result of required principal repayments and a reimbursement received from its lender of $35,543 for an interest rate margin miscalculation during 2006.
Other expense totaled $215,121 for the nine months ended September 30, 2007 and consists primarily of costs incurred in connection with the sale of the Partnerships assets.
Results of Continuing Operations — Three Months Ended September 30, 2007 and 2006
Total basic subscribers decreased from 12,630 as of June 30, 2007 to 12,172 as of September 30, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $2,228,831 for the three months ended September 30, 2007, an increase of approximately 4% from $2,150,525 for the three months ended September 30, 2006. Revenues for the three months ended September 30, 2007 were comprised of the following sources:
•	$1,689,490 (76%) from basic and expanded services,

•	$124,836 (6%) from premium services

•	$15,642 (1%) from digital services

•	$194,965 (9%) from high speed Internet services

•	$84,974 (3%) from advertising

•	$45,176 (2%) from late fees

•	$73,748 (3%) from other sources.
Average monthly revenue per subscriber increased $5.45 or approximately 10% from $55.00 for three months ended September 30, 2006 to $60.45 for the three months ended September 30, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2007, and increased penetration of new products, specifically, high-speed Internet services. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 12,942 as of September 30, 2006 to 12,172 as of September 30, 2007.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $207,607 for the three months ended September 30, 2007, representing an increase of approximately 2% from $203,659 for the three months ended September 30, 2006. This increase is primarily attributable to increases in operating salaries and system utility and vehicle costs in certain of the Partnership’s systems, offset by a decrease regional management expenses.
General and administrative expenses totaled $613,410 for the three months ended September 30, 2007, representing a increase of approximately 6% from $576,721 for the same period in 2006. This increase is primarily attributable to increases in administrative salaries and bad debt expense offset by a reduction in legal expenses as a result of the settlement of litigation with one of the Partnership’s programmers in September 2006.
Programming expenses totaled $783,328 for the three months ended September 30, 2007, a decrease of 1% from $788,317 for the three months ended September 30, 2006. This decrease is attributable to the recognition of approximately $71,000 in additional programming expense during 2006 associated with settlement of litigation with one of the Partnership’s programmers offset by increases attributable to higher costs charged by various program suppliers and costs associated with the increased penetration of high-speed Internet and telephony services.
Depreciation expense allocated to continuing operations totaled $367,870 for the three months ended September 30, 2007, remaining relatively constant with the same period in 2006. Decreases in depreciation expense attributable to certain assets becoming fully depreciated, were more than offset by depreciation of recent purchases related to the upgrade of plant and equipment.
     Interest expense and amortization of loan fees decreased approximately 106% from $92,424 for the three months ended September 30, 2006 to ($5,654) for the three months ended September 30, 2007. This decrease was primarily attributable to lower average outstanding indebtedness, as a result of required principal repayments and a reimbursement received from its lender of $35,543 for an interest rate margin miscalculation during 2006.
Other expense totaled $215,121 for the three months ended September 30, 2007 and consists primarily of costs incurred in connection with the sale of the Partnerships assets.
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
Net cash provided by operating activities totaled $1,612,576 for the nine months ended September 30, 2007. Adjustments to the $586,244 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $1,090,190, loan fee amortization of $28,679, offset by changes in other operating assets and liabilities of $30,622 and gain from discontinued operations of $59,928.
Net cash provided by investing activities totaled $372,906 for the nine months ended September 30, 2007 and consisted primarily of $985,955 in holdback proceeds from sale of the Bay City, TX system offset by $620,606 in capital expenditures.
Net cash used in financing activities for the nine months ended September 30, 2007 consisted of $1,321,042 in principal payments that were made under the amended term loan agreement.
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
Annual maturities of the note payable after September 30, 2007, are as follows:

2007	112,336
2008	534,892
2009	128,406

$775,634

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Maximum Total Leverage Ratio of not more than 2.25 to 1.00, a Minimum Interest Coverage Ratio of not less than 3.50 to 1.00, a Minimum Total Debt Service Coverage Ratio of not less than 1.10 to 1.00, and a Maximum Capital Expenditures limitation of not more than $2,500,000. As of September 30, 2007, the Partnership was in compliance with the terms of the loan agreement.
As of September 30, 2007, the balance under the credit facility was $775,634 at a LIBOR based interest rate of 8.98%. This interest rate expires during the fourth quarter of 2007, at which time, new rates will be established.

Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2007:

		Payments Due By Period
			1 — 3	3 — 5
	Total	Less than 1 year	Years	years	More than 5 years

Notes payable	$775,634	$513,505	$262,129	—	—
Minimum operating lease payments	24,069	11,940	12,129	—	—

Total	$799,703	$525,445	$274,258

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2007.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s notes payable exclude interest expense.
Capital Expenditures
During the first nine months of 2007, the Partnership incurred $620,606 in capital expenditures. These expenditures include quality assurance projects to upgrade the plant in Vidalia, Sandersville, and Toccoa, GA systems.
Management has estimated that the Partnership will spend approximately $410,000 on capital expenditures during the remainder of 2007. The major planned expenditure involves a fiber interconnect of the Royston system to the Toccoa headend.
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
On July 5, 2007, Northland Cable Properties Seven Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Vidalia, Sandersville and Toccoa, Georgia to Green River Media and Communications, LLC, an unaffiliated third party. The transaction is expected to close by the end of March 2008, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. Closing of this transaction would result in the liquidation of the Partnership. As limited partners approval is required prior to the closing of the transaction, management does not have the authority to approve the sale of these assets, which precludes such assets to be classified as “held for sale,” as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over a one year period that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $8,000.
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
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-7, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland agreed to pay the programmer, in four installments, a Supplemental License fee, approximately $120,000 of which will be allocated to NCP-7. The Partnership recorded a charge of approximately $81,000 in expense associated with this supplemental license fee for the period ended December 31, 2006, and a charge of approximately $29,000 and $10,000 in expense for the nine and three months ended September 30, 2007, respectively, which has been classified as programming expense. The remaining $10,000 will be paid and recorded on a pro rata basis over the remaining contract period.
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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 13, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 13, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 13, 2007 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 13, 2007 pursuant to section 906 of the Sarbanes-Oxley Act
(b)	Reports on Form 8-K

Form 8-K filed on July 7, 2007 disclosing the execution of a purchase and sale agreement to sell the remaining Partnership assets to Green River Media and Communications, LLC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

BY: Northland Communications Corporation, Managing General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-13-07

/s/ GARY S. JONES Gray S. Jones	President	11-13-07