Form 10-K
period 2007-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2008-07-02
CIK 813658

FORM 10-K–ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-29354 eff. 7-1-91)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended DECEMBER 31, 2007

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
Yes ☑                      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
     As of June 30, 2007, the aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $18,769,968 based on the most currently available secondary market trading information, as of that same date.
     At December 31, 2007, there were 49,656 Limited Partnership Units outstanding.

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
PART I
ITEM 1. BUSINESS
     Northland Cable Properties Seven Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of two general partners and approximately 2,524 limited partners holding 49,656 units as of December 31, 2007. Northland Communications Corporation, a Washington corporation, is the managing and administrative general partner of the Partnership (referred to herein as “Northland” or the “General Partner”).
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
     The Partnership was formed on April 17, 1987 and began operations on September 1, 1987. The Partnership serves the communities and surrounding areas of Vidalia, Sandersville, Toccoa and Royston, Georgia (the “Systems”). As of December 31, 2007, the total number of basic subscribers served by the Systems was 11,972, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 45%. The Partnership’s properties are located in rural areas, which, to some extent, do not offer consistently acceptable off-air network signals. Management believes that this factor combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger population subscribing to cable television (higher penetration).
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
     The following is a description of the areas served by the Systems as of December 31, 2007.
     Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 12,000, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 2007, is as follows:

Basic Subscribers	4,294
Expanded Basic Subscribers	2,702
Premium Subscribers	1,178
Digital Subscribers	492
Internet Subscribers	509
Estimated Homes Passed	10,812
     Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 2007 is as follows:

Basic Subscribers	2,463
Expanded Basic Subscribers	1,757
Premium Subscribers	759
Digital Subscribers	106
Internet Subscribers	319
Estimated Homes Passed	4,599
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
Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 2007, is as follows:

Basic Subscribers	5,215
Expanded Basic Subscribers	3,700
Premium Subscribers	1,076
Digital Subscribers	427
Internet Subscribers	814
Estimated Homes Passed	11,249
     The Partnership had 24 employees as of December 31, 2007. Management of these systems is handled through offices located in the towns of Vidalia, Sandersville, Toccoa and Royston, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)
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
     Congress and the FCC have frequently revisited the subject of communications regulation, and it is likely to do so in the future. In addition, franchise agreements with local governments must be periodically renewed, and new operating terms may be imposed. Future legislative, regulatory, or judicial changes could adversely affect the Partnership’s operations. The General Partner can provide no assurance that the already extensive regulation of the Partnership’s business will not be expanded in the future.
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
Access to Programming
     The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. Given the heightened competition and media consolidation that the Partnership faces, it is possible that the Partnership will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact the Partnership’s business.
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
     Notwithstanding Brand X, the FCC issued a non-binding policy statement in 2005 establishing four basic principles that the FCC says will inform its ongoing policymaking activities regarding broadband-related Internet services. Those principles state that consumers are entitled to access the lawful Internet content of their choice, consumers are entitled to run applications and services of their choice, subject to the needs of law enforcement, consumers are entitled to connect their choice of legal devices that do not harm the network, and consumers are entitled to competition among network providers, application and service providers and content providers. There have been increasing calls to mandate “network neutrality” requirements on all high-speed Internet providers and various legislative proposals are being considered. For example, there could be regulations imposed on broadband network owners that would limit the Partnership’s ability to charge content owners whose services require a large amount of network capacity. At this time, however, it is unclear what, if any, network neutrality regulations Congress or the FCC might impose on the Partnership’s Internet service, and what, if any, impact, such regulations might have on the Partnership’s business. In addition, while it is unlikely the FCC will regulate Internet service to the extent it regulates cable or telecommunications services, broadband providers are obligated to accommodate law enforcement wiretaps and the FCC is considering expanding other regulatory requirements such as consumer protection and universal service obligations to broadband providers.
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
Phone Service
     The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for the Partnership to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, the Partnership’s primary telecommunications competitors and the Partnership’s own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of “voice over internet protocol” (“VoIP”), should be regulated only at the federal level, rather than by individual states. A legal challenge to that FCC decision is pending. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation and universal service obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with traditional 911 emergency service obligations (“E911”) and it has extended requirements for accommodating law enforcement wiretaps to such providers. The FCC decision regarding 911 emergency services implementation has caused the Partnership to slow its implementation of VoIP services to its various systems. It is unclear how these regulatory matters ultimately will be resolved and how they will further affect the Partnership’s expansion into phone service.
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
Cable Equipment
     The FCC has undertaken several steps to promote competition in the delivery of cable equipment and compatibility with new digital technology. The FCC has expressly ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator’s exclusive control) would be unbundled from the basic converter functions, which could then be provided by third party vendors. The first phase of implementation has already passed. A prohibition on cable operators leasing digital set-top terminals that integrate security and basic navigation functions went into effect as of July 1, 2007.
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
     It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and the General Partner cannot predict at this time how that might impact the Partnership’s business. For example, there have been recent discussions about imposing “indecency” restrictions directly on cable programming.
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
     Different legislative proposals recently have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising and transform the established regulatory framework for incumbent cable systems and potential competitors. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has already passed in a number of states, and many others have bills pending. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises and the potential for new entrants to serve only the higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether any such impediments should be preempted, and has passed general guidelines regarding cable franchise renewal standards. At this time, the General Partner is not able to determine what impact such proceeding may have on the Partnership.
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
     There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an a´ la carte basis or to at least offer a separately available child-friendly “Family Tier.” It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect the Partnership’s operations by disrupting its preferred marketing practices.
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
     A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide nondiscriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) would be imposed on the cable industry by local, state or federal authorities. Given how recently Brand X was decided, however, the nature of any legislative or regulatory response remains uncertain. In addition, it is possible that other “net neutrality” restrictions might be placed on broadband network owners. For example, limitations on the Partnership’s ability to charge content providers whose services require a large amount of network capacity could be imposed. The imposition of this or other such requirements could materially affect the Partnership’s business.

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
     The Partnership previously announced the execution of a purchase and sale agreement to sell its operating assets and franchise rights to an unaffiliated third party. As discussed more fully in Item 7 the Partnership exercised its right to terminate this agreement on March 31, 2008. The General Partner is exploring the potential purchase of the Partnership assets however no assurances can be given that the Partnership will sell its assets to the General Partner or find buyers for the assets on terms that might be desirable.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES

     The Partnership’s cable television systems are located in and around Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 26,660 homes as of December 31, 2007. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)
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
     In addition, under the terms of the Settlement Agreement, Northland made payment in full of all license fees from all Northland affiliates, including the Partnership, for the period of December 1, 2004, through July 31, 2006, all of which had been previously accrued. In addition, Northland paid to the programmer, in four installments, a Supplemental License fee, approximately $120,000, or 9.5%, of which was remitted by the Partnership. The Partnership recorded charges of $39,000 and $81,000 in expense associated with this supplemental license fee during 2007 and 2006 respectively, which have been classified as programming expense.
     On March 31, 2008, the Partnership notified Green River Media and Communications LLC (“Green River”) of its termination of the asset purchase agreement dated as of July 5, 2007 between the Partnership and Green River (“the Agreement”). (See Part  II. Item 7. Potential Sale of Systems.) Green River disputed the right of the Partnership to terminate the Agreement and filed a motion in the District Court, City and County of Denver, seeking injunctive relief. Green River’s motion for preliminary injunction was granted by the court. Pursuant to the court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.
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
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     On February 27, 2008, at the special meeting of limited partners of Northland Cable Properties Seven Limited Partnership (the “Partnership”), limited partners voted to authorize the Partnership and its managing general partner to sell substantially all of the Partnership’s assets to Green River pursuant to the terms of an asset purchase agreement dated as of July 5, 2007 between the Partnership and Green River. A total of 33,141.50 units, or 95.61 percent of the units voted were cast in favor of authorizing the Green River transaction, representing 66.74 percent of the total units outstanding and entitled to vote at the meeting.
     Limited partners voted to authorize the Partnership and its managing general partner to sell substantially all of the Partnership’s assets to its managing general partner, or one or more if its affiliates, if the Green River transaction was not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the transaction between the Partnership and Green River was otherwise terminated prior to such date. A total of 30,765.84 units, or 88.76 percent of the units voted were cast in favor of authorizing the alternative transaction between the Partnership and its managing general partner, representing 61.96 percent of the total units outstanding and entitled to vote at the meeting.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     (a) There is no established public trading market for the Partnership’s units of limited partnership interest.
     (b) The approximate number of equity holders as of December 31, 2007, is as follows:

Limited Partners:	2,524

General Partners:	2
     (c) During 2007, the Partnership did not make cash distributions to the limited partners or to the General Partners. However, a distribution of $462 and $180,732 was declared for income tax purposes during 2006 and 2005 respectively. The limited partners have also received in the aggregate in the form of cash distributions $3,108,554 on total initial contributions of $24,893,000 as of December 31, 2007. As of December 31, 2007, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios, and compliance with financial covenants required by the Partnership’s lender.
ITEM 6. SELECTED FINANCIAL DATA
The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2007	2006	2005	2004	2003
SUMMARY OF OPERATIONS:
Revenue	$8,848,630	$8,576,460	$8,366,133	$8,638,009	$8,813,801

Operating income	1,035,197	939,481	1,100,239	1,397,834	1,693,176

Income from continuing operations	535,084	578,371	748,531	994,025	1,330,724

Income (loss) from discontinued operations (1)	59,928	—	11,644,051	(202,335)	13,380,636

Net income	$595,012	$578,371	$12,392,582	$791,690	$14,711,360

Net income from continuing operations per limited partnership unit	$11	$12	$15	$20	$27

Net income (loss) from discontinued operations per limited partnership unit	$1	—	$232	($4)	$267

Net income per limited partner unit	$12	$12	$247	$16	$293

(1)	On March 11, 2003, June 30, 2005 and August 1, 2005, the partnership sold the operating assets and franchise rights of its Washington, Bay City and Brenham systems, respectively. The results of operations and the sales of these systems are presented as discontinued operations in this filing and the accompanying financial statements.

			December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA:

Total assets	$16,974,003	$17,837,162	$19,346,142	$21,849,882	$24,210,679

Notes payable	663,299	2,096,676	3,827,998	18,275,000	21,500,000

Total liabilities	1,713,829	3,172,000	5,258,889	19,974,479	23,126,966

General partner’s deficit	(58,054)	(64,004)	(69,788)	(193,714)	(201,631)
Limited partners’ capital	15,318,228	14,729,166	14,157,041	2,069,117	1,285,344
Cumulative distributions per limited partner unit	66	66	63	63	63

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006

Revenue	$2,190,242	$2,228,831	$2,233,538	$2,196,019	$2,137,568	$2,150,525	$2,170,931	$2,117,436

Operating income	230,280	256,716	272,445	275,756	229,642	215,118	266,754	227,967

Income from continuing operations	8,767	49,001	240,368	236,948	150,701	123,377	170,895	133,398

(Loss) income from discontinued operations	—	—	—	59,928	—	—	—	—

Net income	$8,767	$49,001	$240,368	$296,876	$150,701	$123,377	$170,895	$133,398

Net income from continuing operations per limited partnership unit	$0	$1	$5	$5	$4	$2	$3	$3

Net (loss) income from discontinued operations per limited partnership unit	—	—	—	$1	—	—	—	—

Net income per limited partnership unit	$0	$1	$5	$6	$4	$2	$3	$3

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
2007 and 2006
     Total basic subscribers attributable to continuing operations decreased from 12,848 as of December 31, 2006 to 11,972 as of December 31, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
     Revenue from continuing operations totaled $8,848,630 for the year ended December 31, 2007, increasing 3% from $8,576,460 for the year ended December 31, 2006. Revenues from continuing operations for the year ended December 31, 2007 were comprised of the following sources:
•	$6,821,966 (77%) from basic services,

•	$504,979 (6%) from premium services

•	$65,512 (1%) from digital services

•	$735,151 (8%) from high speed Internet services

•	$266,729 (3%) from advertising

•	$176,751 (2%) from late fees

•	$277,542 (3%) from other sources.
     Average monthly revenue per subscriber increased $4.78 or approximately 9% from $54.17 for year ended December 31, 2006 to $58.95 for the year ended December 31, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2007 and increased penetration of new products, specifically, high-speed Internet services.
     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2007	2006	2005	2004	2003
Basic Rate	$40.75	$38.25	$37.00	$35.50	$32.50
Expanded Basic Rate	6.40	7.00	7.50	9.25	10.75
HBO Rate	12.50	11.50	11.50	12.25	10.25
Cinemax Rate	10.00	9.00	9.00	9.40	8.50
Showtime Rate	13.00	11.00	10.25	10.25	10.50
Encore Rate	3.50	3.25	2.75	2.25	2.25
Starz Rate	7.50	5.25	5.25	4.50	3.00
Digital Rate (Incremental)	7.00	9.00	12.00	16.50	9.50
Internet Rate	38.00	36.00	35.00	35.00	—
     Operating expenses, excluding general and administrative and programming expenses, attributable to continuing operations totaled $858,807 for the year ended December 31, 2007, representing an increase of approximately 6% from $812,682 for the year ended December 31, 2006. This Increase is primarily attributable to increases in employee salary costs, system utilities and vehicle operating expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
     General and administrative expenses attributable to continuing operations totaled $2,357,694 for the year ended December 31, 2007, remaining relatively constant with year ended December 31, 2006. Increases in employee salary costs and bad debt expense and revenue based fees, such as management fees, were offset by decreased legal expenses resulting from the settlement of litigation with one of the Partnership’s programmers in September 2006, and decreases in property tax expense and accounting services.
     Programming expenses attributable to continuing operations totaled $3,161,433 for the year ended December 31, 2007, an increase of 6% from $2,972,784 for the year ended December 31, 2006. The increase is attributable to higher costs charged by various program suppliers and costs associated with the increased penetration of high-speed

Internet and telephony services, offset by decreased basic subscribers from 12,848 as of December 31, 2006, to 11,972 as of December 31, 2007. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
     Depreciation and amortization expense allocated to continuing operations decreased approximately 3%, from $1,483,636 in 2006 to $1,436,701 in 2007. This decrease is attributable to certain assets becoming fully depreciated, partially offset by depreciation of recent purchases related to the upgrade of plant and equipment.
     Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 75% from $367,715 in 2006 to $93,638 in 2007. This decrease was primarily attributable to lower average outstanding indebtedness, as a result of required principal repayments and a reimbursement received from its lender of $35,543 for an interest rate margin miscalculation during 2006.
     Interest income and other expense, net totaled $406,475 for the year ended December 31, 2007, and consists primarily of costs incurred in connection with the proposed sale of the Partnerships assets.
     In 2007, the Partnership generated income from continuing operations of $535,084 compared to $578,371 in 2006. The Partnership has generated positive operating income in each of the last three years, and management anticipates that this trend will continue.
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
     Average monthly revenue per subscriber increased $3.48 or approximately 7% from $50.69 for year ended December 31, 2005, to $54.17 for the year ended December 31, 2006. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2006 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. This increase was partially offset by the aforementioned decrease in subscribers.
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
Programming expenses attributable to continuing operations totaled $2,972,784 for the year ended December 31, 2006, an increase of 11% from $2,688,255 for the year ended December 31, 2005. This increase is partially attributable to the recognition of $81,000 in additional programming expense associated with settlement of litigation with one of the Partnership’s programmers. The increase is also attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 13,391 as of December 31, 2005, to 12,848 as of December 31, 2006. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
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
LIQUIDITY AND CAPITAL RESOURCES
     During 2007, the Partnership’s primary source of liquidity was generated from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable, internet and telephone services. During 2007, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2008 obligations.
2007
     Net cash provided by operating activities totaled $1,930,085 for the year ended December 31, 2007. Adjustments to the $595,012 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation and amortization of $1,436,701 and loan fee amortization of $38,238, offset by gain from discontinued operations of $59,928 and changes in other operating assets and liabilities of $78,736.
     Net cash provided by investing activities for the year ended December 31, 2007, totaled $107,546, and consisted of proceeds from the sale of systems of $985,955 and proceeds from the sale of assets of $9,178, offset by $887,587 in capital expenditures.
     Net cash used in financing activities for the year ended December 31, 2007, consisted of $1,433,377 in principal payments on notes payable.
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
     As of December 31, 2007 and 2006, the balance of the Refinanced Credit Facility was $663,299 and $2,096,676, respectively.
     The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00; and (D) Maximum Capital Expenditures of not more than $2,500,000. As of December 31, 2007, the Partnership was in compliance with the terms of the loan agreement.
      On April 29, 2008, the Partnership paid off the remaining balance of $529,575 on its credit facility.
Obligations and Commitments
     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2007, and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	years	years	5 years

Minimum operating lease payments	$20,526	11,196	9,330	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2008.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

Capital Expenditures
     During 2007, the Partnership incurred $887,587 in capital expenditures. These expenditures included the continued upgrades to 550 MHz capacity and two-way plant activation in Toccoa and Vidalia, Georgia, which allow for further deployment of high-speed Internet services and provide additional capacity for future services.
     Management has estimated that the Partnership will spend approximately $1,700,000 on capital expenditures during 2008. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in all systems, potential line extension opportunities, the potential launch of high definition television services in selected systems, vehicle replacements and the continued deployment of high-speed Internet services in certain areas of the Partnership’s systems.
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

POTENTIAL SALE OF SYSTEMS
     On July 5, 2007, Northland Cable Properties Seven Limited Partnership (“the Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Vidalia, Sandersville, Toccoa and Royston, Georgia to Green River Media and Communications, LLC (“Green River”), an unaffiliated third party. The transaction was expected to close by the end of March 2008. Closing of this transaction would have resulted in the liquidation of the Partnership.
     The terms of the purchase and sale agreement include a sales price of $19,950,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and to make liquidating distributions to the limited partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.
     On December 19, 2007, the Partnership filed with the Security and Exchange Commission a definitive proxy statement under Regulation 14A of the Exchange Act, pursuant to which the Partnership was to solicit proxies from the limited partners in connection with the above described transactions. The proxy statement called for a special meeting of the limited partners held on February 27, 2008, for the following purposes: (i) to authorize the sale of substantially all the assets of the Partnership to Green River or its assignee with the consent of the Partnership, and (ii) to authorize the alternative sale of substantially all of the Partnership’s assets to Northland Communications Corporation, its managing general partner, or one or more affiliates of Northland Communications Corporation, if the Green River transaction was not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the Green River transaction was otherwise terminated prior to such date (the “Alternative Sale Transaction”). The Alternative Sale Transaction agreement contains substantially the same terms and conditions as provided in the Green River purchase agreement, except that the managing general partner’s obligation to close will be subject to the managing general partner’s ability to secure satisfactory financing. If such condition has not been met within 90 days after the agreement for the Alternative Sale Transaction becomes effective, the managing general partner would have the right to terminate the alternative purchase agreement without penalty. On February 27, 2008, at the special meeting of limited partners of the Partnership, limited partners voted to approve the two matters discussed above.
     On March 31, 2008, the Partnership notified Green River of its termination of the asset purchase agreement dated as of July 5, 2007 between the Partnership and Green River (“the Agreement”). Green River disputed the right of the Partnership to terminate the Agreement and filed a motion in the District Court, City and County of Denver, seeking injunctive relief. Green River’s motion for preliminary injunction was granted by the court. Pursuant to the court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.

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
TRANSACTIONS WITH MANAGING GENERAL PARTNER AND AFFILIATES
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $442,432, $428,643, and $418,214 for 2007, 2006, and 2005, respectively. Management fees charged to discontinued operations by the General Partner were $137,300 in 2005. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $500,201, $535,609, and $549,815 for 2007, 2006, and 2005, respectively. Amounts charged to discontinued operations for these services were $136,945 in 2005.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations paid $3,887 and $21,881 in 2007 and 2006, and received $1,350 under the terms of these agreements during 2005, respectively. The Partnership’s discontinued operations include $76,400 of costs received under the terms of these agreements during 2005.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2007, 2006, and 2005, the Partnership’s continuing operations include $87,562, $104,798, and $80,376, respectively, for these services. Of this amount, $50,863, $72,406 and $48,870 were capitalized in 2007, 2006 and 2005, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $11,007 in 2005 for these services. None of these amounts were capitalized. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.
CERTAIN BUSINESS RELATIONSHIPS
     John E. Iverson, a Director and Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $6,600.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The audited financial statements of the Partnership for the years ended December 31, 2007, 2006 and 2005 are included as a part of this filing (see Item 15 (a) below).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A(T). CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
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
MANGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Partnership assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Partnership assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
     Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2007, the Partnership’s internal control over financial reporting was effective.
     This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnerships registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
      There has been no change in the Partnership’s internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The Partnership has no directors or officers. The Managing General Partner of the Partnership is Northland Communications Corporation, a Washington corporation.
     Certain information regarding the officers and directors of Northland and relating to the Partnership is set forth below.
     JOHN S. WHETZELL (AGE 66). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 31 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.
     JOHN E. IVERSON (AGE 71). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 44 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.
     RICHARD I. CLARK (AGE 50). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 28 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.
     GARY S. JONES (AGE 50). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 62). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.
     H. LEE JOHNSON (AGE 64). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 37 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.
     R. GREGORY FERRER (AGE 52). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.
     MATTHEW J. CRYAN (AGE 43). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.
     RICK J. MCELWEE (AGE 46). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.
     PAUL MILAN (AGE 46). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.
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
ITEM 11. EXECUTIVE COMPENSATION
     The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner and affiliates during 2007 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2007 (see Items 15 (a) and 13 (a) below).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)	CERTAIN BENEFICIAL OWNER AND MANAGEMENT. Security ownership of management as of December 31, 2007 is as follows:

AMOUNT AND NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS
General Partner’s	Northland Communications	(See Note A)	(See Note A)
Interest	Corporation
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

Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $442,432, $428,643, and $418,214 for 2007, 2006, and 2005, respectively. Management fees charged to discontinued operations by the General Partner were $137,300 in 2005. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $500,201, $535,609, and $549,815 for 2007, 2006, and 2005, respectively. Amounts charged to discontinued operations for these services were $136,945 in 2005.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations paid $3,887 and $21,881 in 2007 and 2006, and received $1,350 under the terms of these agreements during 2005, respectively. The Partnership’s discontinued operations include $76,400 of costs received under the terms of these agreements during 2005.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2007, 2006, and 2005, the Partnership’s continuing operations include $87,562, $104,798, and $80,376, respectively, for these services. Of this amount, $50,863, $72,406 and $48,870 were capitalized in 2007, 2006 and 2005, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $11,007 in 2005 for these services. None of these amounts were capitalized. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.
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
     (c) INDEBTEDNESS OF MANAGEMENT. None.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2007 and 2006 have been allocated by management and are set forth below.

	Year Ended December 31,
	2007	2006

Audit fees	$85,522	$94,482
Audit-related fees	—	—

Total	$85,522	$94,482

Audit fees for the fiscal years ended December 31, 2007, and 2006 were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY
NUMBERED
PAGE
(a) FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets—December 31, 2007 and 2006	F-2

Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-3

Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2007, 2006 and 2005	F-4

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-5

Notes to Financial Statements—December 31, 2007 and 2006	F-6

(b)	REPORTS ON FORM 8-K :
Form 8-K filed on December 19, 2007 Letter to limited partners regarding response to mini-tender offer dated December 13, 2007.

Form 8-K filed on July 26, 2007 Letter to limited partners regarding response to mini-tender offer dated July 26, 2007.

Form 8-K filed on July 9, 2007 disclosing execution of purchase and sale agreement to sell Vidalia, Sandersville and Toccoa, GA systems dated July 3, 2007.

Form 8-K filed on April 4, 2008 disclosing termination of purchase and sale agreement to sell Vidalia, Sandersville and Toccoa, GA systems effective March 31, 2008.

Form 8-K filed on May 2, 2008, disclosing preliminary injunction preventing the termination of purchase and sale agreement and statement regarding inability to file its Annual Report on 10-K by the extension deadline.

(c)	EXHIBITS:

4.1	Forms of Amended and Restated Certificate of Agreement of Limited Partnership(1)

10.1	Brenham Franchise (2)

10.1	Amendment to Brenham Franchise (4)

10.3	Washington County Franchise (2)

10.4	Island County Franchise (Amended) (2)

10.5	Bay City Franchise (2)

10.6	Sweeney Franchise (2)

10.7	West Columbia Franchise (2)

10.8	Wharton Franchise (2)

10.9	Tenneco Development Corp. Franchise (3)

10.10	Sequim Franchise (1)

10.11	Clallam County Franchise (1)

10.12	Credit Agreement with National Westminster Bank USA (1)

10.13	First, Second and Third Amendments to Credit Agreement with National Westminster Bank USA (3)

10.14	Amended and Restated Management Agreement with Northland Communications Corporation (3)

10.15	Operating Management Agreement with Northland Cable Television, Inc. (3)

10.16	Assignment and Transfer Agreement with Northland Telecommunications Corporation dated May 24, 1989 (4)

10.17	Agreement of Purchase and Sale with Sagebrush Cable Limited Partnership (5)

10.18	Fourth, Fifth, Sixth and Seventh Amendments to Credit Agreement with National Westminster Bank USA (6)

10.19	Franchise Agreement with the City of Sequim, WA effective as of May 6, 1992 (7)

10.20	Franchise Agreement with Clallam County, WA effective as of May 29, 1992 (7)

10.21	Eighth Amendment to Credit Agreement with National Westminster Bank USA dated as of May 28, 1992 (7)

10.22	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership (Buyer) and Country Cable, Inc. (Seller) (8)

10.23	Amendment to Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Country Cable, Inc. dated September 14, 1993 (9)

10.24	Commercial Loan Agreement between Seattle-First National Bank and Northland Cable Properties Seven Limited Partnership dated September 24, 1993 (9)

10.25	Franchise Agreement with Island County, WA dated October 4, 1993 (10)

10.26	Franchise Agreement with Skagit County — Assignment and Assumption Agreement dated September 27, 1993 (10)

10.27	Franchise Agreement with Whatcom County — Assignment and Assumption Agreement dated September 27, 1993 (10)

10.28	Amendment to Commercial Loan Agreement dated March 15, 1994 (10)

10.29	Operating and Management Agreement with Northland Cable Television, Inc. dated November 1, 1994 (11)

10.30	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Southland Cablevision, Inc. (12)

10.31	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and TCI Cablevision of Georgia, Inc. (12)

10.32	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated February 29, 1996 (12)

10.33	Asset purchase agreement between Northland Cable Properties Seven Limited Partnership and Robin Media Group, Inc. (13)

10.34	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated December 1, 1997 (13)

10.35	First Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated January 26, 2001 (14)

10.36	Second Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated March 31, 2002 (15)

10.37	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (16)

10.38	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First national Bank) dated May 15, 2003 (17)

10.39	Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated November 3, 2003 (18)

10.40	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Cequel III Communications I, LLC dated February 2, 2005 (19)

10.41	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and McDonald Investment Company, Inc. dated February 24, 2005 (19)

10.42	First Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated March 28, 2005 (19)

10.43	Second Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated August 1, 2005 (20)

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated July 2, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated July 2, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated July 2, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated July 2, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002 (21)

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on August 6, 1987

(2)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the year ended December 31, 1988.

(4)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(5)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 1989.

(6)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1990.

(7)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1992.

(8)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1993

(9)	Incorporated by reference from the partnership’s Form 8-K dated September 27, 1993 Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(11)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(12)	Incorporated by reference from the partnership’s Form 8-K dated March 1, 1996.

(13)	Incorporated by reference from the partnership’s Form 8-K dated December 5, 1997.

(14)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

(15)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(16)	Incorporated by reference from the partnership’s Form 8-K dated March 11, 2003

(17)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(18)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 2003

(19)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(20)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2005

(21)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2001

(22)	Incorporated by reference from the Partnership’s Form 8-K dated July 9, 2007.

(23)	Incorporated by reference from the Partnership’s definitive proxy statement dated December 19, 2007.

(24)	Incorporated by reference from the Partnership’s Form 8-K dated April 4, 2008.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

By: NORTHLAND COMMUNICATIONS CORPORATION
(Managing General Partner)

Date: 7-02-08	By	/S/ JOHN S. WHETZELL

John S. Whetzell, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ JOHN S. WHETZELL	Chief executive officer of registrant; chief executive officer and	7-02-08

John S. Whetzell	Chairman of the board of directors of Northland Communications Corporation

/S/ RICHARD I. CLARK	Director of Northland Communications Corporation	7-02-08

Richard I. Clark

/S/ JOHN E. IVERSON	Secretary and Director of Northland Communications Corporation	7-02-08

John E. Iverson

/S/ GARY S. JONES	President of Northland Communications Corporation	7-02-08

Gary S. Jones

Report of Independent Registered Public Accounting Firm
The Partners
Northland Cable Properties Seven Limited Partnership:
We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington
February 22, 2008, except as to Note 12 and Note 14 which are dated July 2, 2008.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Cash	$928,495	324,241
Accounts receivable, net	219,229	174,855
Due from affiliates	105,577	60,334
Prepaid expenses	80,222	80,484
System sale receivable	—	926,027

Investment in cable television properties:
Property and equipment	19,306,136	18,499,325
Less accumulated depreciation	(13,320,422)	(11,921,108)

	5,985,714	6,578,217

Franchise agreements (net of accumulated amortization of $9,995,974 in 2007 and 2006)	9,606,966	9,606,966

Total investment in cable television properties	15,592,680	16,185,183

Loan fees and other intangibles (net of accumulated amortization of $806,150 and $767,912 in 2007 and 2006, respectively)	47,800	86,038

Total assets	$16,974,003	17,837,162

Liabilities and Partners’ Capital (Deficit)

Liabilities:
Accounts payable and accrued expenses	$825,388	841,633
Due to Managing General Partner and affiliates	46,476	49,562
Deposits	20,870	16,665
Subscriber prepayments	157,796	167,464
Notes payable	663,299	2,096,676

Total liabilities	1,713,829	3,172,000

Commitments and contingencies

Partners’ capital (deficit):
General Partners:
Contributed capital	(25,367)	(25,367)
Accumulated deficit	(32,687)	(38,637)

	(58,054)	(64,004)

Limited Partners:
Contributed capital, net (49,656 units)	18,554,382	18,554,382
Accumulated deficit	(3,236,154)	(3,825,216)

	15,318,228	14,729,166

Total liabilities and partners’ capital (deficit)	$16,974,003	17,837,162

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Operations
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Revenue	$8,848,630	8,576,460	8,366,133

Expenses:
Operating (including $124,131,$146,758, and$131,060, net, paid to affiliates in 2007, 2006, and 2005, respectively), excluding depreciation and amortization expense recorded below	858,807	812,682	831,395
General and administrative (including $849,867, $866,384, and $849,330, net, paid to affiliates in 2007, 2006, and 2005, respectively)	2,357,694	2,365,486	2,199,450
Programming (including $9,222, $5,383, and $2,605, net, paid to affiliates in 2007, 2006, and 2005, respectively)	3,161,433	2,972,784	2,688,255
Depreciation expense	1,436,701	1,483,636	1,587,491
(Gain) loss on disposal of assets	(1,202)	2,391	(40,697)

	7,813,433	7,636,979	7,265,894

Operating income	1,035,197	939,481	1,100,239

Other income (expense):
Interest expense and amortization of loan fees	(93,638)	(367,715)	(354,263)
Interest income and other, net	(406,475)	6,605	2,555

Income from continuing operations	535,084	578,371	748,531

Discontinued operations (note 11):
Income from operations of Brenham, Bay City and Washington Systems, net (including gain on sale of systems of $59,928 and $12,547,285 in 2007 and 2005, respectively)	59,928	—	11,644,051

Net income	$595,012	578,371	12,392,582

Allocation of net income:
General Partners	$5,950	5,784	123,926
Limited Partners	589,062	572,587	12,268,656

Net income per limited partnership unit	12	12	247
Income from continuing operations per limited partnership unit	11	12	15
Income from discontinued operations per limited partnership unit	1	—	232
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Changes in Partners’ Capital (Deficit)
Years ended December 31, 2007, 2006, and 2005

	General	Limited
	Partners	Partners	Total
Balance, December 31, 2004	$(193,714)	2,069,117	1,875,403
Net income	123,926	12,268,656	12,392,582
Distribution declared to Limited Partners for income taxes	—	(180,732)	(180,732)

Balance, December 31, 2005	(69,788)	14,157,041	14,087,253
Net income	5,784	572,587	578,371
Distribution declared to Limited Partners for income taxes	—	(462)	(462)

Balance, December 31, 2006	(64,004)	14,729,166	14,665,162
Net income	5,950	589,062	595,012

Balance, December 31, 2007	$(58,054)	15,318,228	15,260,174

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Cash Flows
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$595,012	578,371	12,392,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,436,701	1,483,636	1,663,369
Loan fee amortization	38,238	38,239	97,981
(Gain) loss on asset dispositions	(1,202)	2,391	(40,697)
Gain from discontinued operations	(59,928)	—	(12,763,639)
Loss on extinguishment of debt	—	—	717,485
Changes in certain assets and liabilities:
Accounts receivable	(44,374)	55,873	54,202
Prepaid expenses	262	(5,534)	44,977
Accounts payable and accrued expenses	19,168	(121,520)	(567,373)
Due to/from General Partner and affiliates	(48,329)	26,395	5,368
Deposits	4,205	330	2,674
Subscriber prepayments	(9,668)	(17,347)	(32,254)

Net cash provided by operating activities	1,930,085	2,040,834	1,574,675

Cash flows from investing activities:
Purchase of property and equipment	(887,587)	(1,603,621)	(1,340,443)
Proceeds from sale of systems	985,955	850,036	15,100,846
Insurance proceeds from fund maintained by affiliate	—	—	24,242
Proceeds from sale of assets	9,178	72,143	36,562

Net cash provided by (used in) investing activities	107,546	(681,442)	13,821,207

Cash flows from financing activities:
Principal payments on notes payable	(1,433,377)	(1,731,322)	(14,447,002)
Distribution on behalf of limited partners for tax purposes	—	(181,194)	—
Loan fees	—	—	(137,062)

Net cash used in financing activities	(1,433,377)	(1,912,516)	(14,584,064)

Increase (decrease) in cash	604,254	(553,124)	811,818
Cash, beginning of year	324,241	877,365	65,547

Cash, end of year	$928,495	324,241	877,365

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$55,400	385,951	1,146,412
Distribution declared to Limited Partners for income taxes	—	—	(180,732)
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
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

As discussed more fully in Note 12, the Partnership has executed a purchase/sale agreement to sell the operating assets and franchise rights of its remaining cable systems.

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
December 31, 2007 and 2006
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

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $12,000 and $12,500 at December 31, 2007 and 2006, respectively. Receivables are stated at net realizable value and are written-off when the Partnership deems specific customer invoices to be uncollectible.

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
December 31, 2007 and 2006
Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20 years
Distribution plant	10 years
Other equipment	5-20 years
The Partnership evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

The Partnership recorded depreciation expense within continuing operations of $1,436,701, $1,483,636, and $1,587,491 in 2007, 2006, and 2005, respectively, and depreciation expense within discontinued operations of $75,878 in 2005.

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets.

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
December 31, 2007 and 2006
(e)	Loan Fees

Loan fees are being amortized using the straight-line method, which approximates the effective interest method, over periods of five to six years (current weighted average remaining useful life of 1.25 years). The Partnership recorded loan fee amortization expense attributable to continuing operations of $38,238, $38,239, and $33,719 in 2007, 2006, and 2005, respectively as interest expense. Amortization expense attributable to discontinued operations was $64,262 in 2005. Amortization of loan fees for each of the next five years and thereafter is expected to be as follows:

2008	$38,240
2009	9,560

$47,800

(f)	Self Insurance

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense for the amount of the loss, net of any amounts to be drawn from the fund. In 2007, 2006 and 2005, the Partnership was required to make contributions and was charged $18,689, $18,418 and $6,385, respectively, by the fund. As of December 31, 2007 and 2006 the fund (related to all Northland entities) had a balance of $404,884 and $215,124, respectively.

(g)	Revenue Recognition

Cable television and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in continuing operations were $266,739, $342,165, and $275,917 in 2007, 2006, and 2005, respectively, and local spot advertising revenues in discontinued operations were $319,653 in 2005.
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
(h)	Advertising Costs

The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to continuing operations were $0, $242, and $926 in 2007, 2006, and 2005, respectively, and advertising costs attributable to discontinued operations were $190,075 in 2005.

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

The Limited Partners’ total initial contributions to capital were $24,893,000 ($500 per partnership unit), offset by offering costs, distributions to limited partners and limited partnership unit repurchases through the end of December 31, 2007.
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
(5)	Transactions with General Partner and Affiliates
(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $442,432, $428,643, and $418,214 for 2007, 2006, and 2005, respectively. Management fees charged to discontinued operations by the General Partner were $137,300 in 2005. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $500,201, $535,609, and $549,815 for 2007, 2006, and 2005, respectively. Amounts charged to discontinued operations for these services were $136,945 in 2005.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations paid $3,887 and $21,881 in 2007 and 2006, and received $1,350 under the terms of these agreements during 2005, respectively. The Partnership’s discontinued operations include $76,400 of costs received under the terms of these agreements during 2005.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2007, 2006, and 2005, the Partnership’s continuing operations include $87,562, $104,798, and $80,376, respectively, for these services. Of this amount, $50,863, $72,406 and $48,870 were capitalized in 2007, 2006 and 2005, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $11,007 in 2005 for these services. None of these amounts were capitalized. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.

(c)	Due from Affiliates

The receivable from the affiliates consists of the following:

	December 31
	2007	2006
Reimbursable operating costs, net	$1,819	1,419
Other amounts due from affiliates, net	103,758	58,915

	$105,577	60,334

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2007	2006
Management fees	$(6,648)	(1,139)
Reimbursable operating costs, net	48,863	50,701
Other amounts due to General Partner and affiliates, net	4,261	—

	$46,476	49,562

(6)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2007	2006
Land and buildings	$627,654	627,654
Distribution plant	17,272,041	16,431,936
Other equipment	1,350,529	1,333,849
Leasehold improvements	23,009	23,009
Construction in progress	32,903	82,877

	19,306,136	18,499,325

Accumulated depreciation	(13,320,422)	(11,921,108)

Property and equipment, net of accumulated depreciation	$5,985,714	6,578,217

(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
(7) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consists of the following:

	December 31
	2007	2006
Accounts payable	$97,938	52,547
Program license fees	283,545	324,184
Interest	—	1,061
Franchise fees	161,748	212,578
Pole rental	68,405	100,497
Payroll	32,977	30,322
Taxes	3,947	67,377
Copyright fees	12,495	12,931
Other	164,333	40,136

	$825,388	841,633

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
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
Annual maturities of the note payable after giving effect for the payment made in January of 2007 are as follows:

2008	$534,893
2009	128,406

$663,299

The amendment executed in August of 2005 also further modified the covenants, which require the Partnership to comply with specified financial ratios, including maintenance, as tested on a quarterly basis going forward after effecting for the sale of the Brenham and Bay City systems, of: (A) a Maximum Total Leverage Ratio (the ratio of Funded Debt to Annualized EBITDA (as defined)) of not more than 2.25 to 1.00; (B) a Minimum Interest Coverage Ratio (the ratio of Annualized EBITDA (as defined) to aggregate Interest Expense for the immediately preceding four consecutive fiscal quarters) of not less than 2.50 to 1.00, increasing over time to 3.50 to 1.00; (C) a Minimum Total Debt Service Coverage Ratio (the ratio of Annualized EBITDA (as defined) to the Partnership’s debt service obligations for the following twelve months) of not less than 1.00 to 1.00, increasing over time to 1.10 to 1.00; and (D) Maximum Capital Expenditures of not more than $2,500,000. As of December 31, 2007, the Partnership was in compliance with the terms of the loan agreement.
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
As a result of the sales of the Brenham and Bay City systems, the Limited Partners were allocated taxable income in 2006 and 2007. State income taxes paid by the Partnership on behalf of the Limited Partners have been recorded as a reduction of Limited Partner’s capital. There was no taxable income allocated to the Limited Partners in 2005. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the Limited Partners is different from that reported in the statement of operations principally due to the differences in depreciation and amortization expense allowed for tax purposes and the amounts recognized under accounting principles generally accepted in the United States of America. Historically, there were no other significant differences between taxable income and the net loss reported in the statements of operations.
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
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

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense attributable to continuing operations, related to these leases was $26,872, $26,972, and $22,072 in 2007, 2006, and 2005, respectively. Rental expense attributable to discontinued operations related to these leases was $7,175 in 2005. Minimum lease payments through the end of the lease terms are as follows:

2008	$11,196
2009	9,330

$20,526

The Partnership also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals attributable to continuing operations for the years ended December 31, 2007, 2006, and 2005 was $160,582, $169,940, and $166,782, respectively. Rent expense incurred for pole rentals attributable to discontinued operations for the year ended December 31, 2005 was $34,981.
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
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
December 31, 2007 and 2006
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
December 31, 2007 and 2006
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
December 31, 2007 and 2006
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
December 31, 2007 and 2006
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

On August 26, 2005, the Partnership and Northland Cable Television, Inc. (NCTV), a related party affiliate, settled their ongoing litigation with the buyer (Buyer) of the Washington Systems. Buyer had asserted various claims against the Partnership and NCTV and withheld sales proceeds of $411,600 and $433,200, respectively from each selling company. As a result of the settlement Buyer received $390,000 of the aggregate retained sales proceeds. Of this amount, $283,200 was allocated to the NCP7 sales transaction and has been reflected in discontinued operations as a loss from the sale of the systems in the Partnership’s statement of operations for the year ended December 31, 2005. The Partnership also recorded $35,736 in legal fees in connection with the settlement of this litigation.

The Partnership does not expect that the settlement of these claims, or the write off of the amounts remitted to the buyer of the Washington Systems, will have any further implication on the Partnership’s financial statements.

On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,449,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 of the original proceeds was to be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. In January of 2007, the Partnership received approximately $986,000 of this amount after adjusting for post closing items and interest. Historically the net amounts received by the Northland entities have approximated the principal amount of the holdback. The Partnership’s policy is to recognize the final escrow settlement amount at the time of collection since ultimate collectibility is not reasonably assured until such time. Substantially all of the initial and holdback proceeds received were used to pay down amounts outstanding under the Partnership’s term loan agreement. The Partnership recorded a gain from the sale of the Bay City System of approximately $7,122,000 in 2005 and $60,000 in 2007.

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
December 31, 2007 and 2006
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

The revenue, expenses, and other items attributable to the operations of the Washington, Brenham and Bay City systems for the year ended December 31, 2005 has been reported as discontinued operations in the accompanying statements of operations and include the following:

Revenue	$2,750,502

Expenses:
Operating	244,957
General and administrative	860,500
Programming	1,132,189
Depreciation and amortization	75,878

Income from operations	436,978

Other income (expense):
Interest expense and amortization of loan fees	(622,727)
Loss on extinguishment of debt	(717,485)

Gain on sale of systems	12,547,285

Income from operations of Washington, Brenham and Bay City systems, net	$11,644,051

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

(12)	Potential Sale of Systems

On July 5, 2007, Northland Cable Properties Seven Limited Partnership (“the Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Vidalia, Sandersville, Toccoa and Royston, Georgia to Green River Media and Communications, LLC (“Green River”), an unaffiliated third party. The transaction was expected to close by the end of March 2008. Closing of this transaction would have resulted in the liquidation of the Partnership.
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
The terms of the purchase and sale agreement include a sales price of $19,950,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and to make liquidating distributions to the limited partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.

On December 19, 2007, the Partnership filed with the Security and Exchange Commission a definitive proxy statement under Regulation 14A of the Exchange Act, pursuant to which the Partnership was to solicit proxies from the limited partners in connection with the above described transactions. The proxy statement called for a special meeting of the limited partners held on February 27, 2008, for the following purposes: (i) to authorize the sale of substantially all the assets of the Partnership to Green River or its assignee with the consent of the Partnership, and (ii) to authorize the alternative sale of substantially all of the Partnership’s assets to Northland Communications Corporation, its managing general partner, or one or more affiliates of Northland Communications Corporation, if the Green River transaction was not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the Green River transaction was otherwise terminated prior to such date (the “Alternative Sale Transaction”). The Alternative Sale Transaction agreement contains substantially the same terms and conditions as provided in the Green River purchase agreement, except that the managing general partner’s obligation to close will be subject to the managing general partner’s ability to secure satisfactory financing. If such condition has not been met within 90 days after the agreement for the Alternative Sale Transaction becomes effective, the managing general partner would have the right to terminate the alternative purchase agreement without penalty. On February 27, 2008, at the special meeting of limited partners of the Partnership, limited partners voted to approve the two matters discussed above.

On March 31, 2008, the Partnership notified Green River of its termination of the asset purchase agreement dated as of July 5, 2007 between the Partnership and Green River (“the Agreement”). Green River disputed the right of the Partnership to terminate the Agreement and filed a motion in the District Court, City and County of Denver, seeking injunctive relief. Green River’s motion for preliminary injunction was granted by the court. Pursuant to the court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.
(Continued)

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
Fees for legal, printing, fairness opinion, and accounting activities in connection with the aforementioned purchase and sale transaction amounted to approximately $411K and have been expensed as incurred within the interest income and other in the accompanying statement of operations.

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

In addition, under the terms of the Settlement Agreement, Northland made payment in full of all license fees from all Northland affiliates, including NCP-7, for the period of December 1, 2004, through July 31, 2006, all of which had been previously accrued. In addition, Northland paid to the programmer, in four installments, a Supplemental License fee, approximately $120,000, or 9.5%, of which was remitted by NCP-7. The Partnership recorded charges of $39,000 and $81,000 in expense associated with this supplemental license fee during 2007 and 2006 respectively, which have been classified as programming expense.

(14)	Subsequent Event

On April 29, 2008, the Partnership paid off the outstanding balance of $529,575 on its credit facility and expensed unamortized loan fees of $38,240.