Form 10-Q
period 2008-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2008-08-21
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-16718
Northland Cable Properties Seven Limited Partnership
(Exact Name of Registrant as Specified in Charter)

Washington	91-1366564

(State of Organization)	(I.R.S. Employer Identification No.)

101 Stewart Street, Suite 700, Seattle, Washington	98101

(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

UNTIMELY FILING
Northland Cable Properties Seven Limited Partnership (NCP Seven) filed a form 12b-25 on May 15, 2008 as it was unable to file its quarterly report of Form 10-Q for the quarter ended March 31, 2008 without unreasonable effort or expense. This late filing was the result of NCP Seven’s late filing of its Form 10-K for the year ended December 31, 2007 which was filed on July 2, 2008. As a result of the late filing of the Form 10-K for the year ended December 31, 2008, NCP Seven’s independent auditors did not have adequate time to complete their procedures related to the Form 10-Q for the quarter ended March 31, 2008 in order to allow NCP Seven to file its Form 10-Q by the prescribed deadline.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	March 31,	December 31,
	2008	2007
ASSETS

Cash	$1,281,435	$928,495
Accounts receivable	190,943	219,229
Due from affiliates	33,633	105,577
Prepaid expenses	89,233	80,222
Property and equipment, net of accumulated depreciation of $13,618,962 and $13,320,422, respectively	5,750,350	5,985,714
Franchise agreements, net of accumulated amortization of $9,995,974, respectively	9,606,966	9,606,966
Loan fees and other intangibles, net of accumulated amortization of $815,710 and $806,150, respectively	38,240	47,800

Total assets	$16,990,800	$16,974,003

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$636,614	$825,388
Due to Managing General Partner and affiliates	71,678	46,476
Deposits	22,775	20,870
Subscriber prepayments	200,864	157,796
Notes payable	529,575	663,299

Total liabilities	1,461,506	1,713,829

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(29,996)	(32,687)

	(55,363)	(58,054)

Limited Partners:
Contributed capital, net	18,554,382	18,554,382
Accumulated deficit	(2,969,725)	(3,236,154)

	15,584,657	15,318,228

Total partners’ capital	15,529,294	15,260,174

Total liabilities and partners’ capital	$16,990,800	$16,974,003

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2008	2007
Service revenues	$2,211,168	$2,196,019

Expenses:
Cable system operations (including $31,299 and $28,528 to affiliates in 2008 and 2007, respectively), excluding depreciation and amortization shown below	227,412	202,176
General and administrative (including $234,256 and $213,028 to affiliates in 2008 and 2007, respectively)	563,435	568,586
Programming (including $2,901 and $1,890 to affiliates in 2008 and 2007, respectively)	809,333	792,007
Depreciation	300,932	358,696
Gain on disposal of assets	(2,393)	(1,202)

	1,898,719	1,920,263

Income from operations	312,449	275,756

Other income (expense):
Interest expense and amortization of loan fees	(22,979)	(39,109)
Interest income and other, net	(20,350)	301

	(43,329)	(38,808)

Income from continuing operations	$269,120	$236,948

Income from discontinued operations (Note 6)	$—	$59,928

Net income	$269,120	$296,876

Allocation of net income:

General Partners	$2,691	$2,969

Limited Partners	$266,429	$293,907

Net income per limited partnership unit (49,656 units):	$5	$5

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$269,120	$296,876
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	300,932	358,696
Loan fee amortization	9,560	9,559
Gain on sale of assets	(2,393)	(1,202)
Gain from discontinued operations	—	(59,928)
(Increase) decrease in operating assets:
Accounts receivable	28,286	(4,635)
Due from affiliates	71,944	1,784
Prepaid expenses	(9,011)	(962)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(188,774)	(183,048)
Due to Managing General Partner and affiliates	25,202	(7,512)
Deposits	1,905	3,500
Subscriber prepayments	43,068	49,476

Net cash provided by operating activities	549,839	462,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(71,875)	(179,163)
Proceeds from sale of systems	—	985,955
Proceeds from the sale of assets	8,700	4,120

Net cash (provided by) used in investing activities	(63,175)	810,912

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(133,724)	(1,096,370)

Net cash used in financing activities	(133,724)	(1,096,370)

INCREASE IN CASH	352,940	177,146

CASH, beginning of period	928,495	324,241

CASH, end of period	$1,281,435	$501,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$13,419	$30,358

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2008, its statements of operations for the three months ended March 31, 2008 and 2007, and its statements of cash flows for the three months ended March 31, 2008 and 2007. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
The Partnership paid off the remaining balance on its credit facility in April of 2008 at which time the unamortized loan fees were expensed.
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
Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Maximum Total Leverage Ratio of not more than 2.25 to 1.00, a Minimum Interest Coverage Ratio of not less than 3.50 to 1.00, a Minimum Total Debt Service Coverage Ratio of not less than 1.10 to 1.00, and a Maximum Capital Expenditures limitation of not more than $2,500,000. As of March 31, 2008, the Partnership was in compliance with the terms of the loan agreement.
On April 29, 2008, the Partnership paid off the remaining balance of $529,575 on its credit facility and expensed unamortized loan fees of $38,240.
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
In addition, under the terms of the Settlement Agreement, Northland made payment in full of all license fees from all Northland affiliates, including the Partnership, for the period of December 1, 2004, through July 31, 2006, all of which had been previously accrued. In addition, Northland paid the programmer, in four installments, a Supplemental License fee, approximately $120,000, or 9.5%, of which was remitted by the Partnership. The Partnership recorded a charge of $39,000 in expense associated with this supplemental license fee during 2007 and has classified it as a programming expense.
The Partnership is party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
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
The terms of the purchase and sale agreement include a sales price of $19,950,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and to make liquidating distributions to the limited and general partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are to be released.
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
Fees for printing and accounting activities in connection with the aforementioned sale transaction amounted to $21,804 for the three months ended March 31, 2008 and have been expensed as incurred within interest income and other in the accompanying statement of operations.
(6) Discontinued Operations
In January 2007, the Partnership received proceeds totaling $985,955 as the result of the sale of the Bay City, TX system in June 2005. Amounts totaling $59,928 have been reflected as results of discontinued operations in the accompanying financial statements for the period ended March 31, 2007. These amounts are included in discontinued operations as they related to interest earned on amounts held in escrow for purposes of indemnification claims by the buyer pursuant to the terms of the purchase and sale agreement. The amounts were recorded in the quarter ended March 31, 2007 as they did not become fixed and determinable until the completion of the escrow period in January 2007.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Three Months Ended March 31, 2008 and 2007
Total basic subscribers attributable to continuing operations decreased from 13,057 as of March 31, 2007 to 12,156 as of March 31, 2008. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $2,211,168 for the three months ended March 31, 2008, an increase of approximately 1% from $2,196,019 for the three months ended March 31, 2007. Revenues from continuing operations for the three months ended March 31, 2008 were comprised of the following sources:
•	$1,656,505 (75%) from basic and expanded services,

•	$117,723 (5%) from premium services

•	$15,435 (1%) from digital services

•	$222,639 (10%) from high speed Internet services

•	$30,707 (1%) from telephony services

•	$69,359 (3%) from advertising

•	$41,011 (2%) from late fees

•	$57,789 (3%) from other sources.
Average monthly revenue per subscriber increased $4.71 or approximately 8% from $56.36 for three months ended March 31, 2007 to $61.07 for the three months ended March 31, 2008. This increase is attributable to increased penetration of new products, specifically, high-speed Internet and telephony services. These increases in average monthly revenue per subscriber were offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and gain on disposal of assets attributable to continuing operations totaled $227,412 for the three months ended March 31, 2008, representing an increase of approximately 12% from $202,176 for the three months ended March 31, 2007. This increase is primarily attributable to increases in regional management and system maintenance costs. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses attributable to continuing operations totaled $563,435 for the three months ended March 31, 2008, representing a decrease of approximately 1% from $568,586 for the same period in 2007. This decrease is primarily attributable to a reduction in marketing expenses and an increase in administrative overhead charged to affiliates.
Programming expenses attributable to continuing operations totaled $809,333 for the three months ended March 31, 2008, an increase of 2% from $792,007 for the three months ended March 31, 2007. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 13,057 as of March 31, 2007 to 12,156 as of March 31, 2008. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense allocated to continuing operations decreased approximately 16%, from $358,696 for the three months ended March 31, 2007 to $300,932 for the three months ended March 31, 2008. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 41% from $39,109 for the three months ended March 31, 2007 to $22,979 for the three months ended March 31, 2008. This decrease is attributable to lower average outstanding indebtedness, as a result of required principal repayments and lower interest rates in 2008 as compared to 2007.
Interest income and other, net totaled $20,350 for the three months ended March 31, 2008, and consists primarily of costs incurred in connection with the proposed sale of the Partnerships assets.
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
Net cash provided by operating activities totaled $549,839 for the three months ended March 31, 2008. Adjustments to the $269,120 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $300,932, loan fee amortization of $9,560, offset by changes in other operating assets and liabilities of $27,380.
Net cash used by investing activities totaled $63,175 for the three months ended March 31, 2008 and consisted of $71,875 in capital expenditures offset by $8,700 in proceeds from the sale of assets.
Net cash used in financing activities for the three months ended March 31, 2008 consisted of $133,724 in principal payments that were made under the amended term loan agreement.
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
Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Maximum Total Leverage Ratio of not more than 2.25 to 1.00, a Minimum Interest Coverage Ratio of not less than 3.50 to 1.00, a Minimum Total Debt Service Coverage Ratio of not less than 1.10 to 1.00, and a Maximum Capital Expenditures limitation of not more than $2,500,000. As of March 31, 2008, the Partnership was in compliance with the terms of the loan agreement.
On April 29, 2008, the Partnership paid off the remaining balance of $529,575 on its credit facility and expensed unamortized loan fees of $38,240.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2008 after giving effect to the repayment of its notes payable on April 29, 2008:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	Years	years	5 years

Notes payable	$529,575	$529,575	—	—	—
Minimum operating lease payments	17,727	11,196	$6,531	—	—

Total	$547,302	$540,771	$6,531

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2008.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.
Capital Expenditures
During the first three months of 2008, the Partnership incurred approximately $72,000 in capital expenditures. These expenditures include quality assurance projects to upgrade the plant in Vidalia, Sandersville, and Toccoa, GA systems.
Due to the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during the remainder of 2008 is uncertain. The Partnership expects to incur approximately $304,000 of capital expenditures in the second quarter and expenditures for the second half of the year will be dependant on the timing of the sale however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in all systems, potential line extension opportunities, the possible launch of high definition television services in selected systems, vehicle replacements and the continued deployment of high-speed Internet services in certain areas of the Partnership’s systems.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to the information required under this item from what was disclosed in our 2007 Annual Report on Form 10-K.
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
In addition, under the terms of the Settlement Agreement, Northland made payment in full of all license fees from all Northland affiliates, including the Partnership, for the period of December 1, 2004, through July 31, 2006, all of which had been previously accrued. In addition, Northland paid the programmer, in four installments, a Supplemental License fee, approximately $120,000, or 9.5%, of which was remitted by the Partnership. The Partnership recorded a charge of $39,000 in expense associated with this supplemental license fee during 2007 and has classified it as a programming expense.
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
ITEM 1A Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2007 Form 10-K.
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
Limited partners voted to authorize the Partnership and its managing general partner to sell substantially all of the Partnership’s assets to its managing general partner, or one or more of its affiliates, if the Green River transaction was not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the transaction between the Partnership and Green River was otherwise terminated prior to such date. A total of 30,765.84 units, or 88.76 percent of the units voted were cast in favor of authorizing the alternative transaction between the Partnership and its managing general partner, representing 61.96 percent of the total units outstanding and entitled to vote at the meeting.

ITEM 5 Other information
     None
ITEM 6 Exhibits
     (a) Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 21, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 21, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 21, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 21, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/S/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	8-21-08

/S/ GARY S. JONES Gary S. Jones	President	8-21-08