Form 10-Q
period 2008-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2008-08-22
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Yes ☐           No ☑

UNTIMELY FILING
Northland Cable Properties Seven Limited Partnership (NCP Seven) filed a form 12b-25 on August 14, 2008 as it was unable to file its quarterly report of Form 10-Q for the quarter ended June 30, 2008 without unreasonable effort or expense. This late filing was the result of NCP Seven’s late filing of its Form 10-K for the year ended December 31, 2007 which was filed on July 2, 2008 and Form 10-Q for the quarter ended March 31, 2008, which was filed on August 21, 2008. As a result of the late filings of the Form 10-K for the year ended December 31, 2008 and Form 10-Q for the quarter ended March 31, 2008, NCP Seven’s independent auditors did not have adequate time to complete their procedures related to the Form 10-Q for the quarter ended June 30, 2008 in order to allow NCP Seven to file its Form 10-Q by the prescribed deadline.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	June 30,	December 31,
	2008	2007
ASSETS

Cash	$1,277,704	$928,495
Accounts receivable	202,529	219,229
Due from affiliates	31,532	105,577
Prepaid expenses	103,289	80,222
Property and equipment, net of accumulated depreciation of $13,920,715 and $13,320,422, respectively	5,640,443	5,985,714
Franchise agreements, net of accumulated amortization of $9,995,974, respectively	9,606,966	9,606,966
Loan fees and other intangibles, net of accumulated amortization of $692,080 and $806,150, respectively	—	47,800

Total assets	$16,862,463	$16,974,003

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$842,972	$825,388
Due to Managing General Partner and affiliates	107,000	46,476
Deposits	24,700	20,870
Subscriber prepayments	179,806	157,796
Notes payable	—	663,299

Total liabilities	1,154,478	1,713,829

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(28,209)	(32,687)

	(53,576)	(58,054)

Limited Partners:
Contributed capital, net	18,554,382	18,554,382
Accumulated deficit	(2,792,821)	(3,236,154)

	15,761,561	15,318,228

Total partners’ capital	15,707,985	15,260,174

Total liabilities and partners’ capital	$16,862,463	$16,974,003

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2008	2007
Service revenues	$2,261,706	$2,233,538

Expenses:
Cable system operations (including $31,570 and $25,945 to affiliates in 2008 and 2007, respectively), excluding depreciation and amortization shown below	239,816	202,823
General and administrative (including $241,434 and $218,002 to affiliates in 2008 and 2007, respectively)	601,957	598,298
Programming (including $3,077 and $2,181 to affiliates in 2008 and 2007, respectively)	792,713	797,032
Depreciation	301,753	363,625
Gain on disposal of assets	—	(685)

	1,936,239	1,961,093

Income from operations	325,467	272,445

Other income (expense):
Interest expense and amortization of loan fees	(40,990)	(32,823)
Interest income and other, net	(105,786)	746

	(146,776)	(32,077)

Net income	$178,691	$240,368

Allocation of net income:

General Partners	$1,787	$2,404

Limited Partners	$176,904	$237,964

Net income per limited partnership unit (49,656 units):	$4	$5

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2008	2007
Service revenues	$4,472,874	$4,429,557

Expenses:
Cable system operations (including $62,870 and $58,933 to affiliates in 2008 and 2007, respectively), excluding depreciation and amortization shown below	467,228	404,999
General and administrative (including $475,690 and $426,572 to affiliates in 2008 and 2007, respectively)	1,165,393	1,166,884
Programming (including $5,977 and $4,071 to affiliates in 2008 and 2007, respectively)	1,602,044	1,589,039
Depreciation	602,685	722,321
Gain on disposal of assets	(2,393)	(1,887)

	3,834,957	3,881,356

Income from operations	637,917	548,201

Other income (expense):
Interest expense and amortization of loan fees	(63,970)	(71,932)
Interest income and other, net	(126,136)	1,047

	(190,106)	(70,885)

Income from continuing operations	447,811	477,316

Income from discontinued operations (note 6)	—	59,928

Net income	$447,811	$537,244

Allocation of net income:

General Partners	$4,478	$5,372

Limited Partners	$443,333	$531,872

Income from continuing operations per limited partnership unit (49,656 units):	$9	$10

Income from discontinued operations per limited partnership unit (49,656 units):	$—	$1

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$447,811	$537,244
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	602,685	722,321
Loan fee amortization and write off	47,800	19,119
Gain on sale of assets	(2,393)	(1,887)
Gain from discontinued operations	—	(59,928)
(Increase) decrease in operating assets:
Accounts receivable	16,700	(11,473)
Due from affiliates	74,045	26,355
Prepaid expenses	(23,067)	22,737
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	17,584	(70,269)
Due to Managing General Partner and affiliates	60,524	34,506
Deposits	3,830	4,890
Subscriber prepayments	22,010	(15,154)

Net cash provided by operating activities	1,267,529	1,208,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(263,721)	(378,815)
Proceeds from sale of systems	—	985,955
Proceeds from the sale of assets	8,700	5,647

Net cash (used in) provided by investing activities	(255,021)	612,787

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(663,299)	(1,208,706)

Net cash used in financing activities	(663,299)	(1,208,706)

INCREASE IN CASH	349,209	612,542

CASH, beginning of period	928,495	324,241

CASH, end of period	$1,277,704	$936,783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$16,170	$30,358

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2008, its statements of operations for the six and three months ended June 30, 2008 and 2007, and its statements of cash flows for the six months ended June 30, 2008 and 2007. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
(4) Litigation
In March 2005, Northland filed a complaint against one of its programming networks seeking a declaration that a December 2004 contract between Northland and the programmer was an enforceable contract related to rates Northland would pay for its programming and damages for breach of that contract. The programmer counter- claimed, alleging copyright infringement and breach of contract.
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
The Partnership is party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership and its financial statements.
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

Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $107,281 and $129,085 for the three and six months ended June 30, 2008, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.
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

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Six Months Ended June 30, 2008 and 2007
Total basic subscribers attributable to continuing operations decreased from 12,630 as of June 30, 2007 to 11,775 as of June 30, 2008. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $4,472,874 for the six months ended June 30, 2008, an increase of approximately 1% from $4,429,557 for the six months ended June 30, 2007. Revenues from continuing operations for the six months ended June 30, 2008 were comprised of the following sources:
•	$3,345,439 (75%) from basic and expanded services,

•	$235,510 (5%) from premium services

•	$31,111 (1%) from digital services

•	$458,262 (10%) from high speed Internet services

•	$62,830 (1%) from telephony services

•	$148,904 (3%) from advertising

•	$83,166 (2%) from late fees

•	$107,652 (3%) from other sources.
Average monthly revenue per subscriber increased $4.91 or approximately 9% from $57.38 for six months ended June 30, 2007 to $62.29 for the six months ended June 30, 2008. This increase is attributable to increased penetration of new products, specifically, high-speed Internet and telephony services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and gain on disposal of assets attributable to continuing operations totaled $467,228 for the six months ended June 30, 2008, representing an increase of approximately 15% from $404,999 for the six months ended June 30, 2007. This increase is primarily attributable to increases in operating salaries and vehicle operating expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses attributable to continuing operations totaled $1,165,393 for the six months ended June 30, 2008, remaining constant with the same period in 2007. Increases in administrative services and other administrative expenses were offset by reductions in franchise fee expenses and increased administrative overhead charged to affiliates.
Programming expenses attributable to continuing operations totaled $1,602,044 for the six months ended June 30, 2008, an increase of approximately 1% from $1,589,039 for the six months ended June 30, 2007. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 12,630 as of June 30, 2007 to 11,775 as of June 30, 2008. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense allocated to continuing operations decreased approximately 17%, from $722,321 for the six months ended June 30, 2007 to $602,685 for the six months ended June 30, 2008. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 11% from $71,932 for the six months ended June 30, 2007 to $63,970 for the six months ended June 30, 2008. This decrease is attributable to lower interest expense due to the Partnership paying off the outstanding balance on its credit facility partially offset by the write off of $38,240 in unamortized loan fees.
Interest income and other, net totaled $126,136 for the six months ended June 30, 2008, and consists primarily of litigation costs incurred in connection with the proposed sale of the Partnerships assets.
Results of Operations — Three Months Ended June 2008 and 2007
Total basic subscribers decreased from 12,630 as of June 30, 2007 to 11,775 as of June 30, 2008. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from operations totaled $2,261,706 for the three months ended June 30, 2008, an increase of approximately 1% from $2,233,538 for the three months ended June 30, 2007. Revenues from operations for the three months ended June 30, 2008 were comprised of the following sources:
•	$1,688,933 (75%) from basic and expanded services,

•	$117,786 (5%) from premium services

•	$15,676 (1%) from digital services

•	$235,623 (10%) from high speed Internet services

•	$32,123 (1%) from telephony services

•	$79,545 (4%) from advertising

•	$42,155 (2%) from late fees

•	$49,865 (2%) from other sources.
Average monthly revenue per subscriber increased $5.11 or approximately 9% from $58.42 for three months ended June 30, 2007 to $63.53 for the three months ended June 30, 2008. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter and increased penetration of new products, specifically, high-speed Internet and telephony services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and gain on disposal of assets totaled $239,816 for the three months ended June 30, 2008, representing an increase of approximately 18% from $202,823 for the three months ended June 30, 2007. This increase is primarily attributable to increases in operating salaries and vehicle operating expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $601,957 for the three months ended June 30, 2008, representing an increase of approximately 1% from $598,298 for the same period in 2007. Increases in administrative services and other administrative expenses were offset by reductions in franchise fee expenses and increased administrative overhead charged to affiliates.
Programming expenses totaled $792,713 for the three months ended June 30, 2008, a decrease of approximately 1% from $797,032 for the three months ended June 30, 2007. Decrease in basic subscribers from 12,630 as of June 30, 2007 to 11,775 as of June 30, 2008, was offset by higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense decreased approximately 17%, from $363,625 for the three months ended June 30, 2007 to $301,753 for the three months ended June 30, 2008. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and amortization of loan fees increased approximately 25% from $32,823 for the three months ended June 30, 2007 to $40,990 for the three months ended June 31, 2008. This increase is primarily attributable to the Partnership expensing unamortized loan fees of $38,240 as a result of paying off the outstanding balance on its credit facility partially offset by lower interest expense.
Interest income and other, net totaled $105,786 for the three months ended June 30, 2008, and consists primarily of litigation costs incurred in connection with the proposed sale of the Partnerships assets.
Liquidity and Capital Resources
The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and other services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, planned capital expenditures and working capital needs over the next twelve-month period.
Net cash provided by operating activities totaled $1,267,529 for the six months ended June 30, 2008. Adjustments to the $447,811 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $602,685, loan fee amortization of $47,800 and changes in other operating assets and liabilities of $171,626.
Net cash used in investing activities totaled $255,021 for the six months ended June 30, 2008 and consisted of $263,721 in capital expenditures offset by $8,700 in proceeds from the sale of assets.
Net cash used in financing activities for the six months ended June 30, 2008 consisted of $663,299 in principal payments that were made under the amended term loan agreement.
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

Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2008 after giving effect to the repayment of its notes payable on April 29, 2008:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	Years	years	5 years

Minimum operating lease payments	$14,928	$11,196	$3,732	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2008.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.
Capital Expenditures
During the first six months of 2008, the Partnership incurred approximately $264,000 in capital expenditures. These expenditures include quality assurance projects to upgrade and maintain the plant in Vidalia, Sandersville, and Toccoa, GA systems.
Due to the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during the remainder of 2008 is uncertain. Capital expenditures for the second half of the year will be dependant on the timing of the sale however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in all systems, potential line extension opportunities, the possible launch of HDTV (high definition television) services in selected systems, vehicle replacements and the continued deployment of high-speed Internet services in certain areas of the Partnership’s systems.
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

ITEM 5 Other information
     None
ITEM 6 Exhibits
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 22, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 22, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 22, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 22, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	8-22-08

/s/ GARY S. JONES Gary S. Jones	President	8-22-08