Form 10-Q
period 2008-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2008-11-14
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2008, its statements of operations for the nine and three months ended September 30, 2008 and 2007, and its statements of cash flows for the nine months ended September 30, 2008 and 2007. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
(3) Notes Payable
In March of 2005, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendments modified the principal repayment schedule, the interest rate margins and various covenants (described below), and allowed the Partnership to retain $300,000 of the proceeds from the sale of the Brenham, TX system, to be used for capital spending purposes. The Partnership capitalized $137,062 of fees, which were paid to the lender in connection with these transactions. The term loan is collateralized by a first lien position on all present and future assets of the Partnership and matures March 31, 2009.
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
On September 9, 2008, the District Court, for the City and County of Denver upheld a preliminary injunction enjoining the Partnership from terminating the Agreement. Pursuant to the District Court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership has appealed the initial injunction order of the District Court and it is currently unknown when the appellate court will rule on its appeal. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $46,030 and $175,115 for the three and nine months ended September 30, 2008, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.
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

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	September 30,	December 31,
	2008	2007
ASSETS

Cash	$1,436,085	$928,495
Accounts receivable	222,806	219,229
Due from affiliates	62,326	105,577
Prepaid expenses	94,460	80,222
Property and equipment, net of accumulated depreciation of $14,227,543 and $13,320,422, respectively	5,577,407	5,985,714
Franchise agreements, net of accumulated amortization of $9,995,974, respectively	9,606,966	9,606,966
Loan fees and other intangibles, net of accumulated amortization of $692,080 and $806,150, respectively	—	47,800

Total assets	$17,000,050	$16,974,003

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$748,487	$825,388
Due to Managing General Partner and affiliates	123,041	46,476
Deposits	24,690	20,870
Subscriber prepayments	171,540	157,796
Notes payable	—	663,299

Total liabilities	1,067,758	1,713,829

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(25,966)	(32,687)

	(51,333)	(58,054)

Limited Partners’ capital (deficit):
Contributed capital, net	18,554,382	18,554,382
Accumulated deficit	(2,570,757)	(3,236,154)

	15,983,625	15,318,228

Total partners’ capital	15,932,292	15,260,174

Total liabilities and partners’ capital	$17,000,050	$16,974,003

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2008	2007
Service revenues	$2,237,710	$2,228,831

Expenses:
Cable system operations (including $28,627 and $28,861 to affiliates in 2008 and 2007, respectively), excluding depreciation and amortization shown below	256,911	207,607
General and administrative (including $246,077 and $212,698 to affiliates in 2008 and 2007, respectively)	611,104	613,410
Programming (including $3,171 and $2,446 to affiliates in 2008 and 2007, respectively)	794,474	783,328
Depreciation	306,828	367,870
Gain on disposal of assets	—	(100)

	1,969,317	1,972,115

Income from operations	268,393	256,716

Other income (expense):
Interest expense and amortization of loan fees	—	5,654
Interest income and other, net	(44,086)	(213,369)

	(44,086)	(207,715)

Net income	$224,307	$49,001

Allocation of net income:

General Partners	$2,243	$490

Limited Partners	$222,064	$48,511

Net income per limited partnership unit (49,656 units):	4	$1

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2008	2007
Service revenues	$6,710,584	$6,658,387
Expenses:
Cable system operations (including $91,496 and $92,253 to affiliates in 2008 and 2007, respectively), excluding depreciation and amortization shown below	724,139	612,606
General and administrative (including $721,767 and $634,811 to affiliates in 2008 and 2007, respectively)	1,776,497	1,780,294
Programming (including $9,149 and $6,517 to affiliates in 2008 and 2007, respectively)	2,396,519	2,372,367
Depreciation	909,513	1,090,190
Gain on disposal of assets	(2,393)	(1,987)

	5,804,275	5,853,470

Income from operations	906,309	804,917

Other income (expense):
Interest expense and amortization of loan fees	(63,970)	(66,278)
Interest income and other, net	(170,221)	(212,323)

	(234,191)	(278,601)

Income from continuing operations	672,118	526,316

Income from discontinued operations (note 6)	—	59,928

Net income	$672,118	$586,244

Allocation of net income:

General Partners	$6,721	$5,862

Limited Partners	$665,397	$580,382

Income from continuing operations per limited partnership unit (49,656 units):	$13	$10

Income from discontinued operations per limited partnership unit (49,656 units):	$—	$1

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$672,118	$586,244
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	909,513	1,090,190
Loan fee amortization	47,800	28,679
Gain on sale of assets	(2,393)	(1,987)
Gain from discontinued operations	—	(59,928)
(Increase) decrease in operating assets:
Accounts receivable	(3,577)	(51,902)
Due from affiliates	43,251	27,652
Prepaid expenses	(14,238)	(9,869)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(76,901)	(13,525)
Due to Managing General Partner and affiliates	76,565	39,645
Deposits	3,820	6,295
Subscriber prepayments	13,744	(28,918)

Net cash provided by operating activities	1,669,702	1,612,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(507,513)	(620,606)
Proceeds from sale of systems	—	985,955
Proceeds from the sale of assets	8,700	7,557

Net cash (used in) provided by investing activities	(498,813)	372,906

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(663,299)	(1,321,042)

Net cash used in financing activities	(663,299)	(1,321,042)

INCREASE IN CASH	507,590	664,440

CASH, beginning of period	928,495	324,241

CASH, end of period	$1,436,085	$988,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$16,170	$38,273

The accompanying notes are an integral part of these statements.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Nine Months Ended September 30, 2008 and 2007
Total basic subscribers attributable to continuing operations decreased from 12,172 as of September 30, 2007 to 11,491 as of September 30, 2008. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $6,710,584 for the nine months ended September 30, 2008, an increase of approximately 1% from $6,658,387 for the nine months ended September 30, 2007. Revenues from continuing operations for the nine months ended September 30, 2008 were comprised of the following sources:
•	$5,009,487 (75%) from basic and expanded services,

•	$351,207 (5%) from premium services

•	$46,160 (1%) from digital services

•	$698,180 (10%) from high speed Internet services

•	$97,584 (1%) from telephony services

•	$220,129 (3%) from advertising

•	$125,239 (2%) from late fees

•	$162,598 (3%) from other sources.
Average monthly revenue per subscriber increased $4.57 or approximately 8% from $58.37 for nine months ended September 30, 2007 to $62.94 for the nine months ended September 30, 2008. This increase is attributable to increased penetration of new products, specifically, high-speed Internet and telephony services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and gain on disposal of assets attributable to continuing operations totaled $724,139 for the nine months ended September 30, 2008, representing an increase of approximately 18% from $612,606 for the nine months ended September 30, 2007. This increase is primarily attributable to increases in operating salaries, system utility, vehicle operating and regional management expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses attributable to continuing operations totaled $1,776,497 for the nine months ended September 30, 2008, remaining constant with the same period in 2007. Increases in administrative services and copying and printing expenses were offset by reductions in bad debt expense and increased administrative overhead charged to affiliates.
Programming expenses attributable to continuing operations totaled $2,396,519 for the nine months ended September 30, 2008, an increase of approximately 1% from $2,372,367 for the nine months ended September 30, 2007. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 12,172 as of September 30, 2007 to 11,491 as of September 30, 2008. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense allocated to continuing operations decreased approximately 17%, from $1,090,190 for the nine months ended September 30, 2007 to $909,513 for the nine months ended September 30, 2008. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 3% from $66,278 for the nine months ended September 30, 2007 to $63,970 for the nine months ended September 30, 2008. This decrease is attributable to lower interest expense due to the Partnership paying off the outstanding balance on its credit facility on April 29, 2008 partially offset by the corresponding expensing of unamortized loan fees of $38,240.
Interest income and other, net totaled $170,221 and $212,323 for the nine months ended September 30, 2008 and September 30, 2007, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnerships assets.
Results of Operations — Three Months Ended September 2008 and 2007
Total basic subscribers decreased from 12,172 as of September 30, 2007 to 11,491 as of September 30, 2008. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from operations totaled $2,237,710 for the three months ended September 30, 2008, remaining consistent with the same period in 2007. Revenues from operations for the three months ended September 30, 2008 were comprised of the following sources:
•	$1,664,048 (74%) from basic and expanded services,

•	$115,697 (5%) from premium services

•	$15,050 (1%) from digital services

•	$239,918 (11%) from high speed Internet services

•	$34,754 (2%) from telephony services

•	$71,225 (3%) from advertising

•	$42,073 (2%) from late fees

•	$54,945 (2%) from other sources.
Average monthly revenue per subscriber increased $3.85 or approximately 6% from $60.45 for three months ended September 30, 2007 to $64.30 for the three months ended September 30, 2008. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter and increased penetration of new products, specifically, high-speed Internet and telephony services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and gain on disposal of assets totaled $256,911 for the three months ended September 30, 2008, representing an increase of approximately 24% from $207,607 for the three months ended September 30, 2007. This increase is primarily attributable to increases in operating salaries, vehicle operating and regional management expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $611,104 for the three months ended September 30, 2008, remaining consistent with the same period in 2007. Increases in administrative services, collection, telephone, and copying & printing expense, were offset by reductions in bad debt expense and increased administrative overhead charged to affiliates.
Programming expenses totaled $794,474 for the three months ended September 30, 2008, an increase of approximately 1% from $783,328 for the three months ended September 30, 2007. The increase is attributable to higher costs charged by various program suppliers and costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 12,172 as of September 30, 2007 to 11,491 as of September 30, 2008. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense decreased approximately 17%, from $367,870 for the three months ended September 30, 2007 to $306,828 for the three months ended September 30, 2008. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
There was no interest expense and amortization of loan fees for the three months ended September 30, 2008 as the Partnership paid off the outstanding balance of its credit facility and expensed all unamortized loan fees in April

2008. Interest expense and amortization of loan fees totaled ($5,654) for the three months ended September 30, 2007 as the result of a reimbursement received from the lender of $35,543 for an interest rate margin miscalculation during 2006.
Interest income and other, net totaled $44,086 and $213,369 for the three months ended September 30, 2008 and September 30, 2007, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnerships assets.
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
Net cash provided by operating activities totaled $1,669,702 for the nine months ended September 30, 2008. Adjustments to the $672,118 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $909,513, loan fee amortization of $47,800 and changes in other operating assets and liabilities of $42,664.
Net cash used in investing activities totaled $498,813 for the nine months ended September 30, 2008 and consisted of $507,513 in capital expenditures offset by $8,700 in proceeds from the sale of assets.
Net cash used in financing activities for the nine months ended September 30, 2008 consisted of $663,299 in principal payments that were made under the amended term loan agreement.
Notes Payable
In March of 2005, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendments modified the principal repayment schedule, the interest rate margins and various covenants (described below), and allowed the Partnership to retain $300,000 of the proceeds from the sale of the Brenham, TX system, to be used for capital spending purposes. The Partnership capitalized $137,062 of fees, which were paid to the lender in connection with these transactions. The term loan is collateralized by a first lien position on all present and future assets of the Partnership and matures March 31, 2009.
On April 29, 2008, the Partnership paid off the outstanding balance of $529,575 on its credit facility and expensed unamortized loan fees of $38,240.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2008 after giving effect to the repayment of its notes payable on April 29, 2008:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	Years	years	5 years

Minimum operating lease payments	$12,129	$11,196	$933	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2008.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.
Capital Expenditures
During the first nine months of 2008, the Partnership paid approximately $508,000 for capital expenditures. These expenditures include quality assurance projects to upgrade the plant in the Vidalia, Sandersville, and Toccoa, GA systems.
Due to the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during the remainder of 2008 is uncertain. Capital expenditures for the remainder of the year will be dependant on the timing of the sale however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in all systems, potential line extension opportunities, the possible launch of additional HDTV (high definition television) services in selected systems, vehicle replacements and the continued deployment of high-speed Internet services in certain areas of the Partnership’s systems.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is not subject to market risks arising from changes in interest rates as a result of the Partnership paying off the outstanding balance of its credit facility on April 29, 2008.
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
On September 9, 2008, the District Court, for the City and County of Denver upheld a preliminary injunction enjoining the Partnership from terminating the Agreement. Pursuant to the District Court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership has appealed the initial injunction order of the District Court and it is currently unknown when the appellate court will rule on its appeal. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.
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

ITEM 5 Other information
None
ITEM 6 Exhibits
          (a) Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 14, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 14, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 14, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 14, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and	11-14-08
Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	President	11-14-08
Gary S. Jones