Form 10-K
period 2008-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2009-03-31
CIK 813658

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-29354 eff. 7-1-91)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended DECEMBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the transition period from _________ to _________
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
Yes ☐               No ☑
     As of June 30, 2008, the aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $11,669,160 ($235 per unit) based on the most currently available secondary market trading information, as of that same date.
     At December 31, 2008, there were 49,656 Limited Partnership Units outstanding.

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
PART I
ITEM 1. BUSINESS
     Northland Cable Properties Seven Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and approximately 2,524 limited partners holding 49,656 units as of December 31, 2008. Northland Communications Corporation, a Washington corporation, is the managing and administrative general partner of the Partnership (referred to herein as “Northland” or the “General Partner”).
     Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for cable television systems owned by two limited partnerships, and is the managing member of Northland Cable Networks, LLC, which owned and operated cable television systems and sold its operating assets in February 2008. Northland is also the parent company of Northland Cable Properties, Inc., which was formed in February 1995 and is principally involved in direct ownership of cable television systems and is the majority member and manager of Northland Cable Ventures LLC (“NCV”). Northland is a subsidiary of Northland Telecommunications Corporation (“NTC”). Other subsidiaries of NTC include:
NORTHLAND CABLE TELEVISION, INC. — formed in October 1985 and principally involved in the direct ownership of cable television systems.
NORTHLAND CABLE SERVICES CORPORATION (“NCSC”) — formed in August 1993 and principally involved in the support of computer software used in billing and financial record keeping for, and Internet services offered by, Northland-affiliated cable systems. NCSC also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Sole shareholder of Cable Ad-Concepts, Inc.
CABLE AD-CONCEPTS, INC. — formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.
NORTHLAND MEDIA, INC. — formed in April 1995 as a holding company. Sole shareholder of the following entity:
CORSICANA MEDIA, INC. — purchased in September 1998 from an affiliate and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas. Corsicana Media, Inc. sold all of its operating assets to a third party in May 2008.
     The Partnership was formed on April 17, 1987 and began operations on September 1, 1987. The Partnership serves the communities and surrounding areas of Vidalia, Sandersville, Toccoa and Royston, Georgia (the “Systems”). As of December 31, 2008, the total number of basic subscribers served by the Systems was 11,414, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 43%. The Partnership’s properties are located in rural areas, which, to some extent, do not offer consistently acceptable off-air network signals. Management believes that this factor combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger population subscribing to cable television (higher penetration).
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
     The following is a description of the areas served by the Systems as of December 31, 2008. The subscriber data below represents the number of customers that subscribe to each level of service. A customer may subscribe to multiple services and therefore counted as a customer for each service (video, internet and telephone).
     Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 11,200, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 2008, is as follows:

Basic Subscribers	4,045
Expanded Basic Subscribers	2,621
Premium Subscribers	1,016
Digital Subscribers	435
Internet Subscribers	567
Telephone Subscribers	143
Estimated Homes Passed	9,107
     Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 2008 is as follows:

Basic Subscribers	2,305
Expanded Basic Subscribers	1,680
Premium Subscribers	670
Digital Subscribers	135
Internet Subscribers	394
Estimated Homes Passed	4,599
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
Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 2008, is as follows:

Basic Subscribers	5,064
Expanded Basic Subscribers	4,394
Premium Subscribers	782
Digital Subscribers	518
Internet Subscribers	906
Telephone Subscribers	273
Estimated Homes Passed	12,560
     The Partnership had 25 employees as of December 31, 2008. Management of these systems is handled through offices located in the towns of Vidalia, Sandersville, Toccoa and Royston, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)
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
     Partnership revenues are derived primarily from monthly payments received from cable television and high-speed Internet subscribers. Subscribers are divided into six categories: basic subscribers, expanded basic subscribers, premium subscribers, digital subscribers, Internet subscribers and telephone subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of programming service, the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, The Movie Channel, Starz and Encore. “Digital subscribers” are those who subscribe to digitally delivered video and audio services where offered. “Internet Subscribers” are those who subscribe to the Partnership’s high speed Internet service, which is offered via a cable modem. “Telephone Subscribers” are those who subscribe to the Partnership’s telephony service, known as Voice over Internet Protocol, or VoIP.
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
     A number of cable operators have reached agreements with unaffiliated ISPs to grant them access to their cable facilities for the purpose of providing competitive Internet services. The Partnership has not entered into any such “access” arrangement. However, Northland cannot provide any assurance that regulatory authorities will not impose “open access” or similar requirements on the Partnership as part of an industry-wide requirement. These requirements could adversely affect the Partnership’s results of operations.
Telephony Services
     Some of the Partnership’s cable systems are currently offering a type of telephony service, known as Voice over Internet Protocol, or VoIP. These systems compete with a number of other companies, many of whom have substantial resources, such as existing traditional telephony companies and large VoIP providers, such as Vonage.

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
     The burden associated with must carry could increase significantly if cable systems were required to simultaneously carry both the analog and digital signals of each television station (dual carriage), as the broadcast industry transitions from an analog to a digital format. The burden could also increase significantly if cable systems become required to carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with the Partnership’s preferred use of limited channel capacity and limit its ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in 2005 confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations. The FCC may evaluate additional modifications to its digital broadcast signal carriage requirements in the future. Management cannot predict the ultimate outcome of this proceeding, or the impact any new carriage requirements may have on the operation of its cable systems. Until recently, applicable law established February, 17, 2009, as the deadline to complete the broadcast transition to digital spectrum and to reclaim analog spectrum. However, congress recently enacted legislation extending the deadline to June 12, 2009, causing the possibility of additional expense and customer confusion. Some broadcasters may still transition to an all digital signal prior to the June 12th deadline. Cable operators may need to take additional operational steps at that time to ensure that customers not otherwise equipped to receive digital programming, retain access to broadcast programming.
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
     As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections (which afford copyright owners certain rights against the Partnership that could adversely affect the Partnership’s relationship with a customer accused of violating copyright laws), defamation liability, taxation, obscenity, and unsolicited commercial e-mail. State and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership. The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect the Partnership’s business.
Phone Service
     The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for the Partnership to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, the Partnership’s primary telecommunications competitors and the Partnership’s own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of “voice over internet protocol” (“VoIP”), should be regulated only at the federal level, rather than by individual states. A legal challenge to that FCC decision is pending. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation and universal service obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with some of the traditional phone service requirements, such as providing traditional 911 emergency service obligations (“E911”), making Universal Service Fund contributions obligations, and it has extended requirements for accommodating law enforcement wiretaps to such providers. The FCC decision regarding 911 emergency services implementation has caused the Partnership to slow its implementation of VoIP services to its various systems. It is unclear how these regulatory matters ultimately will be resolved and how they will further affect the Partnership’s expansion into phone service.
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
     Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities in areas where the local franchising authority has asserted regulatory authority and where the cable operator lacks “effective competition.” However, the Federal Communications Commission (“FCC”) and the U.S. Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or the U.S. Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede the Partnership’s ability to raise its rates. If the Partnership is unable to raise its rates in response to increasing costs, its income would decrease.
     There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an á la carte basis or to at least offer a separately available child-friendly “Family Tier.” It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect the Partnership’s operations by disrupting its preferred marketing practices.
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
     The Partnership previously announced the execution of a purchase and sale agreement to sell its operating assets and franchise rights to an unaffiliated third party. As discussed more fully in Part II Item 7 Potential Sale of Systems, the Partnership notified the buyer of its intent to terminate this agreement on March 31, 2008. The Partnership and buyer are currently in the process of litigating the Partnership’s right to terminate. The General Partner may explore the potential purchase of the Partnership assets in the event the court finds in favor of the Partnership. No assurances can be given that the Partnership will be successful in selling its assets on terms that might be desirable.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Partnership’s cable television systems are located in and around Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 26,266 homes as of December 31, 2008. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)
     On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,449,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 of the original proceeds was to be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. The Partnership recorded a gain from the sale of the Bay City System of approximately $7,122,000. In January of 2007, the Partnership received $985,955 in holdback proceeds, including interest of approximately $60,000, from the buyer of the Bay City, Texas system. Historically, the net amounts received by the Northland entities have approximated the principal amounts of the holdback. The Partnership’s policy is to recognize the final escrow settlement amount at the time of collection since ultimate collectibility is not reasonably assured until such time. All of these proceeds were used to pay down amounts outstanding under the term loan agreement.
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
     On September 14, 2006, Northland and the programmer entered into a Settlement Agreement, under which (i) the parties mutually released each other from and against all claims, (ii) the parties agreed to dismiss the lawsuit, and (iii) the parties set forth the definitive terms of carriage of the programmers services for the period commencing December 1, 2004, through December 31, 2007.
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
     On March 31, 2008, the Partnership notified Green River Media and Communications LLC (“Green River”) of its termination of the asset purchase agreement dated as of July 5, 2007, between the Partnership and Green River (“the Agreement”) (See Part II. Item 7. Potential Sale of Systems). Green River disputed the right of the Partnership to terminate the Agreement and filed a motion in the District Court, City and County of Denver, seeking injunctive relief. Green River’s motion for preliminary injunction was granted by the court. Pursuant to the court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.
     The Partnership may be party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of such legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial conditions and prospects.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     On February 27, 2008, at the special meeting of limited partners of Northland Cable Properties Seven Limited Partnership, limited partners voted to authorize the Partnership and its managing general partner to sell substantially all of the Partnership’s assets to Green River pursuant to the terms of an asset purchase agreement dated as of July 5, 2007, between the Partnership and Green River. A total of 33,141.50 units, or 95.61 percent of the units voted, were cast in favor of authorizing the Green River transaction, representing 66.74 percent of the total units outstanding and entitled to vote at the meeting.

     Limited partners voted to authorize the Partnership and its managing general partner to sell substantially all of the Partnership’s assets to its managing general partner, or one or more of its affiliates, if the Green River transaction was not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the transaction between the Partnership and Green River was otherwise terminated prior to such date. A total of 30,765.84 units, or 88.76 percent of the units voted, were cast in favor of authorizing the alternative transaction between the Partnership and its managing general partner, representing 61.96 percent of the total units outstanding and entitled to vote at the meeting.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     (a) There is no established public trading market for the Partnership’s units of limited partnership interest.
     (b) The approximate number of equity holders as of December 31, 2008, is as follows:

Limited Partners:	2,524
General Partners:	1
     (c) The Partnership did not make cash distributions to the limited partners or to the General Partner during 2008 and 2007. The Partnership paid $181,194 of taxes on behalf of the limited partners in 2006, $462 of this amount was declared in 2006 and the remaining $180,732 was declared in 2005. The limited partners have also received in the aggregate in the form of cash distributions $3,108,554 on total initial contributions of $24,893,000, as of December 31, 2008. As of December 31, 2008, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, the Partnership’s working capital needs and the outcome of the potential sale of the Partnership’s assets.
ITEM 6. SELECTED FINANCIAL DATA
     The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2008	2007	2006	2005	2004
SUMMARY OF OPERATIONS:
Revenue	$8,961,332	$8,848,630	$8,576,460	$8,366,133	$8,638,009
Operating income	1,179,652	1,035,197	939,481	1,100,239	1,397,834
Income from continuing operations	934,687	535,084	578,371	748,531	994,025
Income (loss) from discontinued operations (1)	—	59,928	—	11,644,051	(202,335)

Net income	$934,687	$595,012	$578,371	$12,392,582	$791,690
Net income from continuing operations per limited partnership unit	$19	$11	$12	$15	$20
Net income (loss) from discontinued operations per limited partnership unit	—	$1	—	$232	($4)

Net income per limited partner unit	$19	$12	$12	$247	$16

(1)	On June 30, 2005 and August 1, 2005, the partnership sold the operating assets and franchise rights of its Bay City and Brenham systems, respectively. The results of operations and the sales of these systems are presented as discontinued operations in this filing and the accompanying financial statements.

	December 31,
	2008	2007	2006	2005	2004
BALANCE SHEET DATA:
Total assets	$17,272,636	$16,974,003	$17,837,162	$19,346,142	$21,849,882
Notes payable	—	663,299	2,096,676	3,827,998	18,275,000
Total liabilities	1,077,775	1,713,829	3,172,000	5,258,889	19,974,479
General partner’s deficit	(48,707)	(58,054)	(64,004)	(69,788)	(193,714)
Limited partners’ capital	16,243,568	15,318,228	14,729,166	14,157,041	2,069,117
Cumulative distributions per limited partner unit	66	66	66	63	63

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007

Revenue	$2,250,748	$2,237,710	$2,261,706	$2,211,168	$2,190,242	$2,228,831	$2,233,538	$2,196,019
Operating income	273,343	268,393	325,467	312,449	230,280	256,716	272,445	275,756
Income from continuing operations	262,569	224,307	178,691	269,120	8,767	49,001	240,368	236,948
Income from discontinued operations	—	—	—	—	—	—	—	59,928

Net income	$262,569	$224,307	$178,691	$269,120	$8,767	$49,001	$240,368	$296,876
Net income from continuing operations per limited partnership unit	$5	$5	$4	$5	$0	$1	$5	$5
Net income from discontinued operations per limited partnership unit	—	—	—	—	—	—	—	$1

Net income per limited partnership unit	$5	$5	$4	$5	$0	$1	$5	$6

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
2008 and 2007
     Total basic subscribers attributable to continuing operations decreased from 11,972 as of December 31, 2007, to 11,414, as of December 31, 2008. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
     Revenue totaled $8,961,332 for the year ended December 31, 2008, increasing 1% from $8,848,630 for the year ended December 31, 2007. Revenues from operations for the year ended December 31, 2008, were comprised of the following sources:
•	$6,652,426 (74%) from basic services,

•	$450,641 (5%) from premium services

•	$59,503 (1%) from digital services

•	$948,755 (10%) from high speed Internet services

•	$146,952 (2%) from telephone services

•	$299,614 (3%) from advertising

•	$168,120 (2%) from late fees

•	$235,321 (3%) from other sources.
     Average monthly revenue per subscriber increased $4.65, or approximately 8%, from $58.95 for year ended December 31, 2007, to $63.60 for the year ended December 31, 2008. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2008 and increased penetration of new products, specifically, high-speed Internet and telephone services.
     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2008	2007	2006	2005	2004
Basic Rate	$43.50	$40.75	$38.25	$37.00	$35.50
Expanded Basic Rate	5.65	6.40	7.00	7.50	9.25
HBO Rate	13.25	12.50	11.50	11.50	12.25
Cinemax Rate	10.75	10.00	9.00	9.00	9.40
Showtime Rate	13.75	13.00	11.00	10.25	10.25
Encore Rate	3.50	3.50	3.25	2.75	2.25
Starz Rate	8.25	7.50	5.25	5.25	4.50
Digital Rate (Incremental)	7.00	7.00	9.00	12.00	16.50
Internet Rate	39.25	38.00	36.00	35.00	35.00
     Operating expenses, excluding general and administrative and programming expenses, totaled $968,102 for the year ended December 31, 2008, representing an increase of approximately 13% from $858,807 for the year ended December 31, 2007. This increase is primarily attributable to increases in employee salary costs, system utilities and vehicle operating expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
     General and administrative expenses totaled $2,404,302 for the year ended December 31, 2008, representing an increase of approximately 2% from $2,357,694 for the year ended December 31, 2007. The increase is primarily attributable to increases in employee salary costs, administrative and accounting services, audit fees and marketing expenses.
     Programming expenses totaled $3,195,907 for the year ended December 31, 2008, an increase of 1% from $3,161,433 for the year ended December 31, 2007. The increase is attributable to higher costs charged by various program suppliers and costs associated with the increased penetration of high-speed

Internet and telephony services, offset by decreased basic subscribers from 11,972 as of December 31, 2007, to 11,414 as of December 31, 2008. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
     Depreciation expense decreased approximately 16%, from $1,436,701 in 2007 to $1,211,146 in 2008. This decrease is attributable to certain assets becoming fully depreciated, partially offset by depreciation of recent purchases related to the upgrade of plant and equipment.
     Interest expense and amortization of loan fees decreased approximately 73% from $93,638 in 2007 to $25,730 in 2008. This decrease in interest expense and amortization of loan fees is attributable to the Partnership paying off the outstanding balance on its credit facility on April 29, 2008.
     Interest income and other expense, net totaled $180,995 and $406,475 for the years ended December 31, 2008 and December 31, 2007, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership’s assets.
     In 2008, the Partnership generated income from operations of $934,687 compared to $535,084 in 2007. The Partnership has generated positive operating income in each of the last three years, and management anticipates that this trend will continue.
2007 and 2006
     Total basic subscribers decreased from 12,848 as of December 31, 2006 to 11,972 as of December 31, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
     Revenue totaled $8,848,630 for the year ended December 31, 2007, increasing 3% from $8,576,460 for the year ended December 31, 2006. Revenues from operations for the year ended December 31, 2007, were comprised of the following sources:
•	$6,821,966 (77%) from basic services,

•	$504,979 (6%) from premium services

•	$65,512 (1%) from digital services

•	$735,151 (8%) from high speed Internet services

•	$266,729 (3%) from advertising

•	$176,751 (2%) from late fees

•	$277,542 (3%) from other sources.
     Average monthly revenue per subscriber increased $4.78, or approximately 9%, from $54.17 for year ended December 31, 2006, to $58.95 for the year ended December 31, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2007 and increased penetration of new products, specifically, high-speed Internet services.
     Operating expenses, excluding general and administrative and programming expenses, totaled $858,807 for the year ended December 31, 2007, representing an increase of approximately 6% from $812,682 for the year ended December 31, 2006. This Increase is primarily attributable to increases in employee salary costs, system utilities and vehicle operating expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
     General and administrative expenses totaled $2,357,694 for the year ended December 31, 2007, remaining relatively constant with year ended December 31, 2006. Increases in employee salary costs and bad debt expense and revenue based fees, such as management fees, were offset by decreased legal expenses resulting from the settlement of litigation with one of the Partnership’s programmers in September 2006, and decreases in property tax expense and accounting services.

     Programming expenses totaled $3,161,433 for the year ended December 31, 2007, an increase of 6% from $2,972,784 for the year ended December 31, 2006. The increase is attributable to higher costs charged by various program suppliers and costs associated with the increased penetration of high-speed Internet and telephony services, offset by decreased basic subscribers from 12,848 as of December 31, 2006, to 11,972 as of December 31, 2007. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
     Depreciation and amortization expense decreased approximately 3%, from $1,483,636 in 2006 to $1,436,701 in 2007. This decrease is attributable to certain assets becoming fully depreciated, partially offset by depreciation of recent purchases related to the upgrade of plant and equipment.
     Interest expense and amortization of loan fees decreased approximately 75% from $367,715 in 2006 to $93,638 in 2007. This decrease was primarily attributable to lower average outstanding indebtedness, as a result of required principal repayments and a reimbursement received from a lender of $35,543 for an interest rate margin miscalculation during 2006.
     Interest income and other expense, net totaled $406,475 for the year ended December 31, 2007, and consist primarily of costs incurred in connection with the proposed sale of the Partnerships assets.
     In 2007, the Partnership generated income from operations of $535,084 compared to $578,371 in 2006. The Partnership has generated positive operating income in each of the last three years, and management anticipates that this trend will continue.
LIQUIDITY AND CAPITAL RESOURCES
     During 2008, the Partnership’s primary source of liquidity was generated from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable, internet and telephone services. During 2008, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2009 obligations.
2008
     Net cash provided by operating activities totaled $2,266,646 for the year ended December 31, 2008. Adjustments to the $934,687 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $1,211,146, loan fee amortization of $9,560, loss on extinguishment of debt of $38,240 and changes in other operating assets and liabilities of $70,790.
     Net cash used in investing activities for the year ended December 31, 2008, totaled $797,818, and primarily consisted of $811,197 in purchases of property and equipment offset by proceeds from the sale of assets of $13,379.
     Net cash used in financing activities for the year ended December 31, 2008, consisted of $663,299 in principal payments on notes payable.
Notes Payable
     On April 29, 2008, the Partnership paid off the outstanding balance of $529,575 on its credit facility and expensed unamortized loan fees of $38,240. The unamortized loan fees are reported as a loss on extinguishment of debt in the Partnership’s statement of income.
Obligations and Commitments
     In addition to working capital needs for ongoing operations, the Partnership has working capital requirements for minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2008, and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Minimum operating lease payments	$9,333	9,333	—	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2009.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.
Capital Expenditures
     During 2008, the Partnership incurred $811,197 in capital expenditures. These expenditures included the continued upgrades to 550 MHz capacity and two-way plant activation in Toccoa and Vidalia, Georgia, which allow for further deployment of high-speed Internet services and provide additional capacity for future services including digital telephone.
Due to the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during 2009 is uncertain. Capital expenditures will be affected to the extent an asset sale is completed, however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in all systems, potential line extension opportunities, the possible launch of additional HDTV (high definition television) services in selected systems, vehicle replacements and the continued deployment of high-speed Internet services in certain areas of the Partnership’s systems.
SYSTEM SALES
     On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,449,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 of the original proceeds was to be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. In January of 2007, the Partnership received approximately $926,000 of this amount after adjusting for post closing items. The Partnership recorded a gain from the sale of the Bay City System of approximately $7,122,000. In January of 2007, the Partnership received $985,955 in holdback proceeds, including interest of approximately $60,000, from the buyer of the Bay City, Texas system. Historically, the net amounts received by the Northland entities have approximated the principal amounts of the holdback. The Partnership’s policy is to recognize the final escrow settlement amount at the time of collection since ultimate collectibility is not reasonably assured until such time. All of these proceeds were used to pay down amounts outstanding under the term loan agreement.
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
     On December 19, 2007, the Partnership filed with the Security and Exchange Commission a definitive proxy statement under Regulation 14A of the Exchange Act, pursuant to which the Partnership solicited proxies from the limited partners in connection with the above described transactions. The proxy statement called for a special meeting of the limited partners held on February 27, 2008, for the following purposes: (i) to authorize the sale of substantially all the assets of the Partnership to Green River or its assignee with the consent of the Partnership, and (ii) to authorize the alternative sale of substantially all of the Partnership’s assets to Northland Communications Corporation, its managing general partner, or one or more affiliates of Northland Communications Corporation, if the Green River transaction was not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the Green River transaction was otherwise terminated prior to such date (the “Alternative Sale Transaction”). The Alternative Sale Transaction agreement contains substantially the same terms and conditions as provided in the Green River purchase agreement, except that the managing general partner’s obligation to close will be subject to the managing general partner’s ability to secure satisfactory financing. If such condition has not been met within 90 days after the agreement for the Alternative Sale Transaction becomes effective, the managing general partner would have the right to terminate the alternative purchase agreement without penalty. On February 27, 2008, at the special meeting of limited partners of the Partnership, limited partners voted to approve the two matters discussed above.
     On March 31, 2008, the Partnership notified Green River of its termination of the asset purchase agreement dated as of July 5, 2007, between the Partnership and Green River (“the Agreement”). Green River disputed the right of the Partnership to terminate the Agreement and filed a motion in the District Court, City and County of Denver, seeking injunctive relief. Green River’s motion for preliminary injunction was granted by the court on May 13, 2008.
     On September 9, 2008, the District Court, for the City and County of Denver upheld a preliminary injunction enjoining the Partnership from terminating the Agreement. Pursuant to the District Court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership has appealed the injunction order of the District Court as originally entered and as subsequently modified. It is currently unknown when the appellate court will rule on the appeal. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.
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
     In accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies,” the Partnership also capitalizes costs associated with initial customer video, internet and telephone installations. The costs of disconnecting service or reconnecting service to previously installed locations is expensed in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements, including the replacement of drops, are capitalized.
Intangible Assets
     In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the assets below their carrying value.
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
TRANSACTIONS WITH MANAGING GENERAL PARTNER AND AFFILIATES
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged by the General Partner were $448,067, $442,432, and $428,643 for 2008, 2007, and 2006,

respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged for these services were $637,125, $500,201, and $535,609 for 2008, 2007, and 2006, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership received $19,723 in 2008, and paid $3,887 and $21,881 in 2007 and 2006, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2008, 2007, and 2006, the Partnership’s operations include $138,370, $87,562, and $104,798, respectively, for these services. Of this amount, $90,920, $50,863 and $72,406 were capitalized in 2008, 2007 and 2006, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.
CERTAIN BUSINESS RELATIONSHIPS
     John E. Iverson, a Director and Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     None.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The audited financial statements of the Partnership for the years ended December 31, 2008, 2007 and 2006 are included as a part of this filing (see Item 15 (a) below).
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
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect transactions; providing reasonable assurance that the transactions are recorded as necessary for preparation of the Partnership’s financial statements; providing reasonable assurance that receipts and expenditures of Partnership assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Partnership assets that could have a material effect on the Partnership’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Partnership’s financial statements would be prevented or detected.
     Management evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, management determined that, as of December 31, 2008, the Partnership’s internal control over financial reporting was effective.
     This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
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
     JOHN S. WHETZELL (AGE 67). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 31 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.
     JOHN E. IVERSON (AGE 72). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 46 years. Mr. Iverson is the past Chairman of the Board and a Trustee of the Pacific Northwest Ballet Association and past President of Seattle Rotary No. 4. Mr. Iverson has a Juris Doctor degree from the University of Washington.
     RICHARD I. CLARK (AGE 51). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 29 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.
     GARY S. JONES (AGE 51). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 63). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.
     H. LEE JOHNSON (AGE 65). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 37 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.
     R. GREGORY FERRER (AGE 53). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.
     MATTHEW J. CRYAN (AGE 44). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.
     RICK J. MCELWEE (AGE 47). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a then regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.
     PAUL MILAN (AGE 47). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.
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
Code of Ethics
     The Partnership does not currently have a code of ethics. The Partnership has only 25 employees and the Northland executives, together with the NTC and Northland boards, manage all oversight functions. With so few employees, none of whom have executive oversight responsibilities, the Partnership does not believe that developing and adopting a code of ethics is necessary. Northland and NTC also do not have a code of ethics; but will consider whether adopting a code of ethics is appropriate during the current fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner and affiliates during 2008 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2008 (see Items 15 (a) and 13 (a) below).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)	CERTAIN BENEFICIAL OWNER AND MANAGEMENT. Security ownership of management as of December 31, 2008 is as follows:

AMOUNT AND NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS
General Partner’s	Northland Communications	(See Note A)	(See Note A)
Interest	Corporation
101 Stewart Street
Suite 700
Seattle, Washington 98101

Note A:	Northland has a 1% interest in the Partnership, which increases to 20% interest in the Partnership at such time as the limited partners have received 100% of their aggregate cash contributions plus a preferred return. The natural person who exercises voting and/or investment control over these interests is John S. Whetzell.
     (b) CHANGES IN CONTROL. Northland has pledged its ownership interest as Managing General Partner of the Partnership to the Partnership’s lender as collateral pursuant to the terms of the revolving credit and term loan agreement between the Partnership and its lender.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged by the General Partner were $448,067, $442,432, and $428,643 for 2008, 2007, and 2006, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged for these services were $637,125, $500,201, and $535,609 for 2008, 2007, and 2006, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership received $19,723 in 2008, and paid $3,887 and $21,881 in 2007 and 2006, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2008, 2007, and 2006, the Partnership’s operations include $138,370, $87,562, and $104,798, respectively, for these services. Of this amount, $90,920, $50,863 and $72,406 were capitalized in 2008, 2007 and 2006, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.
     Management believes that all of the above transactions are on terms as favorable to the Partnership as could be obtained from unaffiliated parties for comparable goods or services.
     As disclosed in the Partnership’s Prospectus (which has been incorporated by reference), certain conflicts of interest may arise between the Partnership and the General Partner and its affiliates. Certain conflicts may arise due to the allocation of management time, services and functions between the Partnership and existing and future partnerships as well as other business ventures. The General Partner has sought to minimize these conflicts by allocating costs between systems on a reasonable basis. Each limited partner may have access to the books and non-confidential records of the Partnership. A review of the books will allow a limited partner to assess the reasonableness of these allocations. The Agreement of Limited Partnership provides that any limited partner owning 10% or more of the Partnership units may call a special meeting of the Limited Partners, by giving written notice to the General Partner specifying in general terms the subjects to be considered. In the event of a dispute between the General Partner and Limited Partners, which cannot be otherwise resolved, the Agreement of Limited Partnership provides steps for the removal of a General Partner by the Limited Partners.
     (b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.
     (c) INDEBTEDNESS OF MANAGEMENT. None.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2008 and 2007 have been allocated by management and are set forth below.

	Year Ended December 31,
	2008	2007

Audit fees	$102,540	$85,522
Audit-related fees	—	—

Total	$102,540	$85,522

Audit fees for the fiscal years ended December 31, 2008, and 2007 were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Board of Director’s of the Managing General Partner’s Parent pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	FINANCIAL STATEMENTS:

SEQUENTIALLY
NUMBERED
PAGE

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets—December 31, 2008 and 2007	F-2

Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-3

Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2008, 2007 and 2006	F-4

Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-5

Notes to Financial Statements—December 31, 2008 and 2007
(b) REPORTS ON FORM 8-K :
     Form 8-K filed on April 4, 2008 disclosing termination of purchase and sale agreement to sell Vidalia, Sandersville and Toccoa, GA systems effective March 31, 2008.
     Form 8-K filed on May 2, 2008, disclosing preliminary injunction preventing the termination of purchase and sale agreement and statement regarding inability to file its Annual Report on 10-K by the extension deadline.
     Form 8-K filed on July 9, 2008, disclosing circumstances surrounding the late filing of the Partnerships Form 10-K for the year ended December 31, 2007 and Form 10-Q for the quarter ended March 31, 2008.
     Form 8-K filed on October 14, 2008, disclosing the courts decision in upholding the preliminary injunction preventing the termination of purchase and sale agreement and the Partnerships appeal of the initial injunction.
     Form 8-K filed on January 30, 2009, disclosing the declaration of a cash distribution of $25 per $500 unit of limited partnership interest payable to Limited Partners as of March 1, 2009.
(c) EXHIBITS:
4.1	Forms of Amended and Restated Certificate of Agreement of Limited Partnership(1)

10.1	Brenham Franchise (2)

10.1	Amendment to Brenham Franchise (4)

10.3	Washington County Franchise (2)

10.4	Island County Franchise (Amended) (2)

10.5	Bay City Franchise (2)

10.6	Sweeney Franchise (2)

10.7	West Columbia Franchise (2)

10.8	Wharton Franchise (2)

10.9	Tenneco Development Corp. Franchise (3)

10.10	Sequim Franchise (1)

10.11	Clallam County Franchise (1)

10.12	Credit Agreement with National Westminster Bank USA (1)

10.13	First, Second and Third Amendments to Credit Agreement with National Westminster Bank USA (3)

10.14	Amended and Restated Management Agreement with Northland Communications Corporation (3)

10.15	Operating Management Agreement with Northland Cable Television, Inc. (3)

10.16	Assignment and Transfer Agreement with Northland Telecommunications Corporation dated May 24, 1989 (4)

10.17	Agreement of Purchase and Sale with Sagebrush Cable Limited Partnership (5)

10.18	Fourth, Fifth, Sixth and Seventh Amendments to Credit Agreement with National Westminster Bank USA (6)

10.19	Franchise Agreement with the City of Sequim, WA effective as of May 6, 1992 (7)

10.20	Franchise Agreement with Clallam County, WA effective as of May 29, 1992 (7)

10.21	Eighth Amendment to Credit Agreement with National Westminster Bank USA dated as of May 28, 1992 (7)

10.22	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership (Buyer) and Country Cable, Inc. (Seller) (8)

10.23	Amendment to Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Country Cable, Inc. dated September 14, 1993 (9)

10.24	Commercial Loan Agreement between Seattle-First National Bank and Northland Cable Properties Seven Limited Partnership dated September 24, 1993 (9)

10.25	Franchise Agreement with Island County, WA dated October 4, 1993 (10)

10.26	Franchise Agreement with Skagit County — Assignment and Assumption Agreement dated September 27, 1993 (10)

10.27	Franchise Agreement with Whatcom County — Assignment and Assumption Agreement dated September 27, 1993 (10)

10.28	Amendment to Commercial Loan Agreement dated March 15, 1994 (10)

10.29	Operating and Management Agreement with Northland Cable Television, Inc. dated November 1, 1994 (11)

10.30	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Southland Cablevision, Inc. (12)

10.31	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and TCI Cablevision of Georgia, Inc. (12)

10.32	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated February 29, 1996 (12)

10.33	Asset purchase agreement between Northland Cable Properties Seven Limited Partnership and Robin Media Group, Inc. (13)

10.34	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated December 1, 1997 (13)

10.35	First Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated January 26, 2001 (14)

10.36	Second Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated March 31, 2002 (15)

10.37	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (16)

10.38	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First national Bank) dated May 15, 2003 (17)

10.39	Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated November 3, 2003 (18)

10.40	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Cequel III Communications I, LLC dated February 2, 2005 (19)

10.41	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and McDonald Investment Company, Inc. dated February 24, 2005 (19)

10.42	First Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated March 28, 2005 (19)

10.43	Second Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated August 1, 2005 (20)

31(a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 30, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

31(b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 30, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

32(a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 30, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

32(b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 30, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002 (21)

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on August 6, 1987

(2)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the year ended December 31, 1988.

(4)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(5)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 1989.

(6)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1990.

(7)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1992.

(8)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1993

(9)	Incorporated by reference from the partnership’s Form 8-K dated September 27, 1993 Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(11)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(12)	Incorporated by reference from the partnership’s Form 8-K dated March 1, 1996.

(13)	Incorporated by reference from the partnership’s Form 8-K dated December 5, 1997.

(14)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

(15)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(16)	Incorporated by reference from the partnership’s Form 8-K dated March 11, 2003

(17)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(18)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 2003

(19)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(20)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2005

(21)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2001

(22)	Incorporated by reference from the Partnership’s Form 8-K dated July 9, 2007.

(23)	Incorporated by reference from the Partnership’s definitive proxy statement dated December 19, 2007.

(24)	Incorporated by reference from the Partnership’s Form 8-K dated April 4, 2008.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP By: NORTHLAND COMMUNICATIONS CORPORATION (Managing General Partner)
Date: 3-27-09	By	/S/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ JOHN S. WHETZELL John S. Whetzell	Chief executive officer of registrant; chief executive officer and Chairman of the board of directors of Northland Communications Corporation	3-30-09

/S/ JOHN E. IVERSON John E. Iverson	Secretary and Director of Northland Communications Corporation	3-30-09

/S/ GARY S. JONES Gary S. Jones	President of Northland Communications Corporation	3-30-09

Report of Independent Registered Public Accounting Firm
The Partners
Northland Cable Properties Seven Limited Partnership:
We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
/signed/ KPMG LLP
Seattle, Washington
March 30, 2009

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets

Cash	$1,734,024	928,495
Accounts receivable, net	271,957	219,229
Due from affiliates	27,626	105,577
Prepaid expenses	61,900	80,222

Investment in cable television properties:
Property and equipment	19,874,382	19,306,136
Less accumulated depreciation	(14,304,219)	(13,320,422)

	5,570,163	5,985,714

Franchise agreements (net of accumulated amortization of $9,995,974 in 2008 and 2007) (note 3(d))	9,606,966	9,606,966

Total investment in cable television properties	15,177,129	15,592,680

Loan fees and other intangibles (net of accumulated amortization of $692,080 and $806,150 in 2008 and 2007, respectively)	—	47,800

Total assets	$17,272,636	16,974,003

Liabilities and Partners’ Capital (Deficit)

Liabilities:
Accounts payable and accrued expenses	$738,714	825,388
Due to managing general partner and affiliates	89,119	46,476
Deposits	24,595	20,870
Subscriber prepayments	225,347	157,796
Notes payable	—	663,299

Total liabilities	1,077,775	1,713,829

Commitments and contingencies

Partners’ capital (deficit):
General Partners:
Contributed capital	(25,367)	(25,367)
Accumulated deficit	(23,340)	(32,687)

	(48,707)	(58,054)

Limited Partners:
Contributed capital, net (49,656 units)	18,554,382	18,554,382
Accumulated deficit	(2,310,814)	(3,236,154)

	16,243,568	15,318,228

Total liabilities and partners’ capital (deficit)	$17,272,636	16,974,003

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Income
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Revenue	$8,961,332	8,848,630	8,576,460

Expenses:
Operating (including $125,659, $124,131, and $146,758, net, paid to affiliates in 2008, 2007, and 2006, respectively), excluding depreciation and amortization expense recorded below	968,102	858,807	812,682
General and administrative (including $968,206, $849,867, and $866,384, net, paid to affiliates in 2008, 2007, and 2006, respectively)	2,404,302	2,357,694	2,365,486
Programming (including $12,470, $9,222, and $5,383, net, paid to affiliates in 2008, 2007, and 2006, respectively)	3,195,907	3,161,433	2,972,784
Depreciation expense	1,211,146	1,436,701	1,483,636
Loss (gain) on disposal of assets	2,223	(1,202)	2,391

	7,781,680	7,813,433	7,636,979

Operating income	1,179,652	1,035,197	939,481

Other income (expense):
Interest expense and amortization of loan fees	(25,730)	(93,638)	(367,715)
Loss on extinguishment of debt (note 8)	(38,240)	—	—
Interest income and other expense, net	(180,995)	(406,475)	6,605

Income from continuing operations	934,687	535,084	578,371

Discontinued operations (note 11):
Gain on sale of Bay City system	—	59,928	—

Net income	$934,687	595,012	578,371

Allocation of net income:
General Partners	$9,347	5,950	5,784
Limited Partners	925,340	589,062	572,587

Net income per limited partnership unit	19	12	12
Income from continuing operations per limited partnership unit	19	11	12
Income from discontinued operations per limited partnership unit	—	1	—
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Changes in Partners’ Capital (Deficit)
Years ended December 31, 2008, 2007, and 2006

	General	Limited
	Partners	Partners	Total
Balance, December 31, 2005	$(69,788)	14,157,041	14,087,253
Net income	5,784	572,587	578,371
Distribution declared to Limited Partners for income taxes	—	(462)	(462)

Balance, December 31, 2006	(64,004)	14,729,166	14,665,162
Net income	5,950	589,062	595,012

Balance, December 31, 2007	(58,054)	15,318,228	15,260,174
Net income	9,347	925,340	934,687

Balance, December 31, 2008	$(48,707)	16,243,568	16,194,861

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Cash Flows
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$934,687	595,012	578,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,211,146	1,436,701	1,483,636
Loan fee amortization	9,560	38,238	38,239
(Gain) loss on asset dispositions	2,223	(1,202)	2,391
Gain from discontinued operations	—	(59,928)	—
Loss on extinguishment of debt	38,240	—	—
Changes in certain assets and liabilities:
Accounts receivable	(52,728)	(44,374)	55,873
Prepaid expenses	18,322	262	(5,534)
Accounts payable and accrued expenses	(86,674)	19,168	(121,520)
Due to/from General Partner and affiliates	120,594	(48,329)	26,395
Deposits	3,725	4,205	330
Subscriber prepayments	67,551	(9,668)	(17,347)

Net cash provided by operating activities	2,266,646	1,930,085	2,040,834

Cash flows from investing activities:
Purchase of property and equipment	(811,197)	(887,587)	(1,603,621)
Proceeds from sale of systems	—	985,955	850,036
Proceeds from sale of assets	13,379	9,178	72,143

Net cash provided by (used in) investing activities	(797,818)	107,546	(681,442)

Cash flows from financing activities:
Principal payments on notes payable	(663,299)	(1,433,377)	(1,731,322)
Distribution on behalf of limited partners for tax purposes	—	—	(181,194)

Net cash used in financing activities	(663,299)	(1,433,377)	(1,912,516)

Increase (decrease) in cash	805,529	604,254	(553,124)
Cash, beginning of year	928,495	324,241	877,365

Cash, end of year	$1,734,024	928,495	324,241

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$16,170	55,400	385,951
Distribution declared to Limited Partners for income taxes	—	—	—
See accompanying notes to financial statements.

(1)	Organization and Partners’ Interests
(a)	Formation and Business

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

On June 30, 2005, the Partnership sold the operating assets and franchise rights of its cable system serving the community of Bay City, Texas. The accompanying financial statements present the receipt of interest income on the Bay City holdback note in 2007 as discontinued operations.

Northland Communications Corporation (the General Partner or Northland) manages the operations and is the General Partner of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2010. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, Northland manages cable television systems for another limited partnership and an LLC that sold it’s operating assets in February 2008, for which it serves as General Partner and Managing Member, respectively.

FN Equities Joint Venture, a California joint venture, served as Administrative General Partner of the Partnership through October 24, 2007, when it withdrew as Administrative General Partner. Northland assumed the duties, responsibilities and authority previously granted to the Administrative General Partner.

Collectively, the General Partner and the Administrative General Partner are referred to herein as the General Partners.

The Partnership is subject to certain risks as a cable television, Internet and telephone operator. These include competition from alternative technologies (e.g., satellite), requirements to renew its franchise agreements and availability of capital.

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

(3)	Summary of Significant Accounting Policies
(a)	Accounts Receivable

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $8,500 and $12,000 at December 31, 2008 and 2007, respectively. Receivables are stated at net realizable value and are written-off when the Partnership deems specific customer invoices to be uncollectible.

(b)	Property and Equipment

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 51, Financial Reporting by Cable Television Companies, the Partnership also capitalizes costs associated with initial customer video, telephone and internet installations. The costs of disconnecting service or reconnecting service to previously installed locations are charged to operating expense in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements, including the replacement of drops, are capitalized.

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

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.

(c)	Intangible Assets

Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets ceased on December 31, 2001. The Partnership tested these intangibles for impairment during the fourth quarter of each year presented and determined that the fair value of the assets exceeded their carrying value. The Partnership determined that there are no conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

(d)	Loan Fees

Loan fees were being amortized using the straight-line method, which approximated the effective interest method, over periods of five to six years. The Partnership recorded loan fee amortization expense attributable to continuing operations of $9,560, $38,238, and $38,239 in 2008, 2007, and 2006, respectively. The Partnership paid off the balance on its credit facility in April of 2008 at which time the unamortized loan fees of $38,240 were expensed. The unamortized loan fees are reported as a loss on extinguishment of debt in the Partnership’s statement of income.

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense for the amount of the loss, net of any amounts to be drawn from the fund. In 2008, 2007, and 2006, the Partnership was required to make contributions and was charged $21,480, $18,689, and $18,418, respectively, by the fund. As of December 31, 2008 and 2007 the fund (related to all Northland entities) had a balance of $111,176 and $404,884, respectively.

(f)	Revenue Recognition

Cable television and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in continuing operations were $299,613, $266,739, and $342,165 in 2008, 2007, and 2006, respectively.

(g)	Advertising Costs

The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to continuing operations were $56,128, $43,720, and $46,400 in 2008, 2007, and 2006, respectively.

(h)	Segment Information

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

(i)	Concentration of Credit Risk

The Partnership is subject to concentrations of credit risk from cash investments on deposit at various financial institutions that at times exceed insured limits by the Federal Deposit Insurance Corporation. This exposes the Partnership to potential risk of loss in the event the institution becomes insolvent.

(j)	Fair Value of Financial Instruments

The Partnership has adopted SFAS No. 157, Fair Value Measurements for reporting its financial assets and liabilities. Financial instruments consist of cash. The fair value of cash approximates its carrying value.
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

The Limited Partners’ total initial contributions to capital were $9,568,500 ($500 per partnership unit), offset by offering costs, distributions to limited partners and limited partnership unit repurchases through the end of December 31, 2008.

(5)	Transactions with General Partner and Affiliates
(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $448,067, $442,432, and $428,643 for 2008, 2007, and 2006, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $637,125, $500,201, and $535,609 for 2008, 2007, and 2006, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming, and administrative expenses. The Partnership’s continuing operations received $19,723 in 2008, and paid $3,887 and $21,881 in 2007 and 2006, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2008, 2007, and 2006, the Partnership’s continuing operations included $138,370, $87,562, and $104,798, respectively, for these services. Of this amount, $90,920, $50,863, and $72,406 were capitalized in 2008, 2007, and 2006, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.

(c)	Due from Affiliates

The receivable from the affiliates consists of the following:

	December 31
	2008	2007
Reimbursable operating costs, net	$4,165	1,819
Other amounts due from affiliates, net	23,461	103,758

	$27,626	105,577

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2008	2007
Management fees	$2,306	(6,648)
Reimbursable operating costs, net	61,236	48,863
Other amounts due to General Partner and affiliates, net	25,577	4,261

	$89,119	46,476

(6)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2008	2007
Land and buildings	$627,654	627,654
Distribution plant	17,872,511	17,272,041
Other equipment	1,284,720	1,350,529
Leasehold improvements	23,009	23,009
Construction in progress	66,488	32,903

	19,874,382	19,306,136
Accumulated depreciation	(14,304,219)	(13,320,422)

Property and equipment, net of accumulated depreciation	$5,570,163	5,985,714

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31
	2008	2007
Accounts payable	$138,893	97,938
Program license fees	289,416	283,545
Franchise fees	159,441	161,748
Pole rental	78,150	68,405
Payroll	37,114	32,977
Taxes	1,817	3,947
Copyright fees	11,095	12,495
Other	22,788	164,333

	$738,714	825,388

(8)	Note Payable

On April 29, 2008, the Partnership paid off the outstanding balance of $529,575 on its credit facility and expensed unamortized loan fees of $38,240. The unamortized loan fees are reported as a loss on extinguishment of debt in the Partnership’s statement of income.

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

There was no taxable income allocated to the Limited Partners in 2006, 2007 and 2008. State income taxes paid by the Partnership on behalf of the Limited Partners have been recorded as a reduction of Limited Partner’s capital. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the Limited Partners is different from that reported in the statement of operations principally due to the differences in depreciation and amortization expense allowed for tax purposes and the amounts recognized under accounting principles generally accepted in the United States of America. Historically, there were no other significant differences between taxable income and the net loss reported in the statements of operations.

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

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense attributable to continuing operations, related to these leases was $26,872, $26,872, and $26,972 in 2008, 2007, and 2006, respectively. Minimum lease payments through the end of the lease terms are as follows:

2009	$9,333

$9,333

The Partnership also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals attributable to continuing operations for the years ended December 31, 2008, 2007, and 2006 was $154,843, $160,582, and $169,940, respectively.

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

Must Carry and Retransmission Consent — The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions. The FCC has an on-going administrative proceeding in which it has evaluated various proposals for mandatory carriage of digital television signals. In its initial decision the FCC, in part, (i) declined to order the carriage of both the analog and digital signals of television stations; (ii) determined that a television broadcast station licensee that is operating only on its authorized digital channel and/or that has surrendered its analog broadcast channel has mandatory cable carriage rights within the broadcaster’s local service area for only the “primary video” programming stream of the broadcaster’s digital broadcast channel and does not have the right to require the cable operator to carry multiple digital programming streams, commonly called “multicasting”. In February 2005, the FCC reaffirmed its earlier decision not to impose (i) a dual carriage regulation, and (ii) denial of any “multicast” requirement. The broadcast industry trade association and several broadcasters have announced that they will challenge the FCC’s ruling and will lobby Congress for favorable legislation. The FCC may evaluate additional modifications to its digital broadcast signal carriage requirements in the future. Northland cannot predict the ultimate outcome of this proceeding, or the impact any new carriage requirements may have on the operation of its cable systems. Until recently, applicable law established February, 17, 2009 as the deadline to complete the broadcast transition to digital spectrum and to reclaim analog spectrum. However, congress recently enacted legislation extending the deadline to June 12, 2009, causing the possibility of additional expense and customer confusion. Some broadcasters may still transition to an all digital signal prior to the June 12th deadline. Cable operators may need to take additional operational steps at that time to ensure that customers not otherwise equipped to receive digital programming, retain access to broadcast programming.

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

Phone Service — The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for us to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities and established requirements ensuring that we could interconnect with other telephone companies to provide a viable service. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, our primary telecommunications competitors and our own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of VoIP, should be regulated only at the federal level, rather than by individual states. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with some of the traditional phone service requirements, such as providing traditional 911 emergency service obligations (E911) making Universal Service Fund contribution obligations and it has extended requirements for accommodating law enforcement wiretaps to such providers. It is unclear how these regulatory matters ultimately will be resolved and how they will affect our potential expansion into phone service.

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

(11)	Discontinued Operations

In January 2007, the Partnership received proceeds totaling $985,955 as the result of the sale of the Bay City, TX system in September 2005. Amounts totaling $59,928 have been reflected as results of discontinued operations in the accompanying financial statements for the year ended December 31, 2007. These amounts are included in discontinued operations as they related to interest earned on amounts held in escrow for purposes of indemnification claims by the buyer pursuant to the terms of the purchase and sale agreement. The amounts were recorded in the quarter ended March 31, 2007 as they did not become fixed and determinable until the completion of the escrow period in January 2007.

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

On December 19, 2007, the Partnership filed with the Security and Exchange Commission a definitive proxy statement under Regulation 14A of the Exchange Act, pursuant to which the Partnership solicited proxies from the limited partners in connection with the above described transactions. The proxy statement called for a special meeting of the limited partners held on February 27, 2008, for the following purposes: (i) to authorize the sale of substantially all the assets of the Partnership to Green River or its assignee with the consent of the Partnership, and (ii) to authorize the alternative sale of substantially all of the Partnership’s assets to Northland Communications Corporation, its managing general partner, or one or more affiliates of Northland Communications Corporation, if the Green River transaction was not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the Green River transaction was otherwise terminated prior to such date (the “Alternative Sale Transaction”). The Alternative Sale Transaction agreement contains substantially the same terms and conditions as provided in the Green River purchase agreement, except that the managing general partner’s obligation to close will be subject to the managing general partner’s ability to secure satisfactory financing. If such condition has not been met within 90 days after the agreement for the Alternative Sale Transaction becomes effective, the managing general partner would have the right to terminate the alternative purchase agreement without penalty. On February 27, 2008, at the special meeting of limited partners of the Partnership, limited partners voted to approve the two matters discussed above.

On March 31, 2008, the Partnership notified Green River of its termination of the asset purchase agreement dated as of July 5, 2007 between the Partnership and Green River (“the Agreement”). Green River disputed the right of the Partnership to terminate the Agreement and filed a motion in the District Court, City and County of Denver, seeking injunctive relief. Green River’s motion for preliminary injunction was granted by the court on May 13, 2008.

On September 9, 2008, the District Court, for the City and County of Denver upheld a preliminary injunction enjoining the Partnership from terminating the Agreement. Pursuant to the District Court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership has appealed the injunction order of the District Court as originally entered and as subsequently modified. It is currently unknown when the appellate court will rule on the appeals. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.

Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $187,437 and $410,681 for 2008 and 2007, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.

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

On September 14, 2006 Northland and the programmer entered into a Settlement Agreement, under which, (i) the parties mutually released each other from and against all claims, (ii) the parties agreed to dismiss the lawsuit, and (iii) the parties set forth the definitive terms of carriage of the programmers services for the period commencing December 1, 2004 through December 31, 2007.

In addition, under the terms of the Settlement Agreement, Northland made payment in full of all license fees from all Northland affiliates, including NCP-7, for the period of December 1, 2004, through July 31, 2006, all of which had been previously accrued. In addition, Northland paid to the programmer, in four installments, a Supplemental License fee, approximately $120,000, or 9.5%, of which was remitted by NCP-7. The Partnership recorded charges of $39,000 and $81,000 in expense associated with this supplemental license fee during 2007 and 2006, respectively, which have been classified as programming expense.