Form 10-Q
period 2009-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2009-05-15
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2009, its statements of operations for the three months ended March 31, 2009 and 2008, and its statements of cash flows for the three months ended March 31, 2009 and 2008. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
(2) Intangible Assets
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would indicate that the assets might be impaired.
Loan fees were being amortized using the straight-line method, which approximates the effective interest rate method. The Partnership paid off the remaining balance on its credit facility in April of 2008 at which time the unamortized loan fees were expensed.
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
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $6,006 and $21,804 for the three months ended March 31, 2009 and 2008, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.
(6) Fair Value of Assets and Liabilities
We measure certain financial assets and financial liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2009.

	Total	Level 1	Level 2	Level 3
Cash	$882,521	$882,521	$—	$—

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	March 31,	December 31,
	2009	2008
ASSETS

Cash	$882,521	$1,734,024
Accounts receivable	239,659	271,957
Due from affiliates	29,667	27,626
Prepaid expenses	127,802	61,900
Property and equipment, net of accumulated depreciation of $14,588,353 and $14,304,219 respectively	5,583,548	5,570,163
Franchise agreements, net of accumulated amortization of $9,995,974	9,606,966	9,606,966

Total assets	$16,470,163	$17,272,636

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$761,550	$738,714
Due to Managing General Partner and affiliates	97,706	89,119
Deposits	26,250	24,595
Subscriber prepayments	263,244	225,347

Total liabilities	1,148,750	1,077,775

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(19,660)	(23,340)

	(45,027)	(48,707)

Limited Partners:
Contributed capital, net	17,312,982	18,554,382
Accumulated deficit	(1,946,542)	(2,310,814)

	15,366,440	16,243,568

Total partners’ capital	15,321,413	16,194,861

Total liabilities and partners’ capital	$16,470,163	$17,272,636

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2009	2008
Service revenues	$2,379,704	$2,211,168

Expenses:
Cable system operations / cost of revenue (including $34,940 and $31,299 to affiliates in 2009 and 2008, respectively), excluding depreciation shown below	221,577	227,412
General and administrative (including $240,720 and $234,256 to affiliates in 2009 and 2008, respectively)	601,327	563,435
Programming / cost of revenue (including $6,458 and $2,901 to affiliates in 2009 and 2008, respectively)	884,023	809,333
Depreciation / cost of revenue	300,014	300,932
Gain on disposal of assets	—	(2,393)

	2,006,941	1,898,719

Income from operations	372,763	312,449

Other income (expense):
Interest expense and amortization of loan fees	—	(22,979)
Interest income and other, net	(4,811)	(20,350)

	(4,811)	(43,329)

Net income	$367,952	$269,120

Allocation of net income:

General Partners (1%)	$3,680	$2,691

Limited Partners (99%)	$364,272	$266,429

Net income per limited partnership unit (49,656 units):	7.41	5.42

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$367,952	$269,120
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	300,014	300,932
Loan fee amortization	—	9,560
Gain on sale of assets	—	(2,393)
(Increase) decrease in operating assets:
Accounts receivable	32,298	28,286
Due from affiliates	(2,041)	71,944
Prepaid expenses	(65,902)	(9,011)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	22,836	(188,774)
Due to Managing General Partner and affiliates	8,587	25,202
Deposits	1,655	1,905
Subscriber prepayments	37,897	43,068

Net cash provided by operating activities	703,296	549,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(313,399)	(71,875)
Proceeds from the sale of assets	—	8,700

Net cash used in investing activities	(313,399)	(63,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	—	(133,724)
Distribution to limited partners	(1,241,400)	—

Net cash used in financing activities	(1,241,400)	(133,724)

(DECREASE) INCREASE IN CASH	(851,503)	352,940

CASH, beginning of period	1,734,024	928,495

CASH, end of period	$882,521	$1,281,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$—	$13,419

The accompanying notes are an integral part of these statements.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Three Months Ended March 31, 2009 and 2008
Total basic subscribers decreased from 12,156 as of March 31, 2008, to 11,630 as of March 31, 2009. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from operations totaled $2,379,704 for the three months ended March 31, 2009, an increase of approximately 8% from $2,211,168 for the three months ended March 31, 2008. Revenues for the three months ended March 31, 2009 were comprised of the following sources:
•	$1,742,286 (73%) from basic and expanded services,

•	$103,265 (4%) from premium services

•	$12,026 (1%) from digital services

•	$274,570 (11%) from high speed Internet services

•	$63,699 (3%) from telephony services

•	$69,158 (3%) from advertising

•	$43,765 (2%) from late fees

•	$70,935 (3%) from other sources.
Average monthly revenue per subscriber increased $7.62 or approximately 12% from $61.07 for three months ended March 31, 2008, to $68.69 for the three months ended March 31, 2009. This increase is attributable to increased penetration of new products, specifically, high-speed Internet and telephony services and rate increases implemented on February 1, 2009. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and gain on disposal of assets totaled $221,577 for the three months ended March 31, 2009, representing a decrease of approximately 3% from $227,412 for the three months ended March 31, 2008. This decrease is primarily attributable to an increase in the capitalization of certain costs as a result of increases in capital spending levels offset by increases in system utility and operating salary and vehicle operating expense. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $601,327 for the three months ended March 31, 2009, representing a increase of approximately 7% from $563,435 for the three months ended March 31, 2008. This increase is primarily attributable to increases in billing service fees, property insurance, audit fees and marketing expenses, as well as revenue based expenses such as management fees and franchise fees.
Programming expenses totaled $884,023 for the three months ended March 31, 2009, an increase of approximately 9% from $809,333 for the three months ended March 31, 2008. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 12,156 as of March 31, 2008 to 11,630 as of March 31, 2009. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $300,014 for the three months ended March 31, 2009, remaining constant with the same period in 2008. Depreciation of recent purchases related to the upgrade of plant and equipment were offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees decreased from $22,979 for the three months ended March 31, 2008 to $0 for the three months ended March 31, 2009. The Partnership paid off the outstanding balance on its credit facility on April 29, 2008,.
Interest income and other, net totaled $4,811 and $20,350 for the three months ended March 31, 2009 and 2008, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnerships assets.
Liquidity and Capital Resources
The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and other services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, planned capital expenditures and working capital needs over the next twelve-month period. The Partnership agreement is currently set to expire on December 31, 2010. Extension of the Partnership’s life would need approval from a majority of its limited partners.
Net cash provided by operating activities totaled $703,296 for the three months ended March 31, 2009. Adjustments to the $367,952 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $300,014, and changes in other operating assets and liabilities of $35,330.
Net cash used in investing activities totaled $313,399 for the three months ended March 31, 2009 and consisted of purchases of property and equipment.
Net cash used in financing activities for the three months ended March 31, 2009 consisted of $1,241,100 in cash distributions to limited partners.
Notes Payable
On April 29, 2008, the Partnership paid off the outstanding balance of $529,575 on its credit facility and expensed unamortized loan fees of $38,240.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements related to minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2009:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	Years	years	5 years

Minimum operating lease payments	$17,331	$17,331	—	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2009.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.
Capital Expenditures
During the first three months of 2009, the Partnership paid approximately $313,000 for capital expenditures. These expenditures include the continued deployment of fiber and the purchase of a vehicle in the Toccoa, Georgia system and quality assurance projects to upgrade the plant in all systems.
Due to the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during the remainder of 2009 is uncertain. Capital expenditures for the remainder of the year will be dependant on the timing of the sale however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in all systems, potential line extension opportunities, the possible launch of additional HD (high definition television) services in selected systems, vehicle replacements and the continued deployment of both high-speed Internet and digital telephone services in certain areas of the Partnership’s systems.
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
Revenue Recognition
Cable television service, internet and telephone revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments and deferred. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.
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
Intangible Assets
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would indicate the assets might be impaired.
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
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects.
ITEM 1A Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2008 Form 10-K.
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 14, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 14, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 14, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 14, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/S/ RICHARD I. CLARK	Executive Vice President, Treasurer and	5-14-09
Richard I. Clark	Assistant Secretary

/S/ GARY S. JONES	President	5-14-09
Gary S. Jones