Form 10-Q
period 2009-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2009-08-13
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Yes ☐      No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	June 30,	December 31,
	2009	2008
ASSETS

Cash	$1,107,076	$1,734,024
Accounts receivable	246,479	271,957
Due from affiliates	38,494	27,626
Prepaid expenses	95,977	61,900
Property and equipment, net of accumulated depreciation of $14,886,857 and $14,304,219, respectively	5,750,782	5,570,163
Franchise agreements, net of accumulated amortization of $9,995,974	9,606,966	9,606,966

Total assets	$16,845,774	$17,272,636

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$838,708	$738,714
Due to Managing General Partner and affiliates	122,060	89,119
Deposits	25,715	24,595
Subscriber prepayments	248,717	225,347

Total liabilities	1,235,200	1,077,775

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(16,769)	(23,340)

	(42,136)	(48,707)

Limited Partners:
Contributed capital, net	17,312,982	18,554,382
Accumulated deficit	(1,660,272)	(2,310,814)

	15,652,710	16,243,568

Total partners’ capital	15,610,574	16,194,861

Total liabilities and partners’ capital	$16,845,774	$17,272,636

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2009	2008
Service revenues	$2,433,090	$2,261,706

Expenses:
Cable system operations / cost of revenue (including $34,633 and $31,570 to affiliates in 2009 and 2008, respectively), excluding depreciation shown below	220,608	239,816
General and administrative (including $266,374 and $241,434 to affiliates in 2009 and 2008, respectively)	690,690	601,957
Programming / cost of revenue (including $10,450 and $3,077 to affiliates in 2009 and 2008, respectively)	908,260	792,713
Depreciation / cost of revenue	301,678	301,753
Loss on disposal of assets	2,631	—

	2,123,867	1,936,239

Income from operations	309,223	325,467

Other income (expense):
Interest expense and amortization of loan fees	—	(40,990)
Interest income and other, net	(20,063)	(105,786)

	(20,063)	(146,776)

Net income	$289,160	$178,691

Allocation of net income:

General Partners (1%)	$2,892	$1,787

Limited Partners (99%)	$286,268	$176,904

Net income per limited partnership unit (49,656 units):	5.77	3.56

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2009	2008
Service revenues	$4,812,794	$4,472,874

Expenses:
Cable system operations / cost of revenue (including $69,573 and $62,870 to affiliates in 2009 and 2008, respectively), excluding depreciation shown below	442,185	467,228
General and administrative (including $507,094 and $475,690 to affiliates in 2009 and 2008, respectively)	1,292,016	1,165,393
Programming / cost of revenue (including $16,907 and $5,977 to affiliates in 2009 and 2008, respectively)	1,792,284	1,602,044
Depreciation / cost of revenue	601,692	602,685
Loss (gain) on disposal of assets	2,631	(2,393)

	4,130,808	3,834,957

Income from operations	681,986	637,917

Other income (expense):
Interest expense and amortization of loan fees	—	(63,970)
Interest income and other, net	(24,873)	(126,136)

	(24,873)	(190,106)

Net income	$657,113	$447,811

Allocation of net income:

General Partners (1%)	$6,571	$4,478

Limited Partners (99%)	$650,542	$443,333

Net income per limited partnership unit (49,656 units):	13.10	8.93

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$657,113	$447,811
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	601,692	602,685
Loan fee amortization	—	47,800
Loss (gain) on sale of assets	2,631	(2,393)
(Increase) decrease in operating assets:
Accounts receivable	25,478	16,700
Due from affiliates	(10,868)	74,045
Prepaid expenses	(34,077)	(23,067)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	99,994	17,584
Due to Managing General Partner and affiliates	32,941	60,524
Deposits	1,120	3,830
Subscriber prepayments	23,370	22,010

Net cash provided by operating activities	1,399,394	1,267,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(784,942)	(263,721)
Proceeds from the sale of assets	—	8,700

Net cash used in investing activities	(784,942)	(255,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	—	(663,299)
Distribution to limited partners	(1,241,400)	—

Net cash used in financing activities	(1,241,400)	(663,299)

(DECREASE) INCREASE IN CASH	(626,948)	349,209

CASH, beginning of period	1,734,024	928,495

CASH, end of period	$1,107,076	$1,277,704

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$—	$16,170

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2009, its statements of operations for the three and six months ended June 30, 2009 and 2008, and its statements of cash flows for the six months ended June 30, 2009 and 2008. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Loan fees were being amortized using the straight-line method, which approximated the effective interest rate method. The Partnership paid off the remaining balance on its credit facility in April of 2008 at which time the unamortized loan fees were expensed.
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
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $15,103 and $107,281 for the three months ended June 30, 2009 and 2008, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.
(6) Fair Value of Assets and Liabilities
We measure certain financial assets and financial liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2009.

	Total	Level 1	Level 2	Level 3
Cash	$1,107,076	$1,107,076	$—	$—
(7) Subsequent Events
Effective for the quarter ending June 30, 2009, the Partnership adopted FASB Statement No. 165, Subsequent Events. The Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through August 13, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Six Months Ended June 30, 2009 and 2008
Total basic subscribers decreased from 11,775 as of June 30, 2008 to 11,237 as of June 30, 2009. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $4,812,794 for the six months ended June 30, 2009, an increase of approximately 8% from $4,472,874 for the six months ended June 30, 2008. Revenue for the six months ended June 30, 2009, were comprised of the following sources:
•	$3,501,933 (73%) from basic and expanded services,
•	$204,643 (4%) from premium services
•	$22,984 (0%) from digital services
•	$572,024 (12%) from high speed Internet services
•	$139,886 (3%) from telephony services
•	$149,360 (3%) from advertising
•	$88,891 (2%) from late fees
•	$133,073 (3% ) from other sources.
Average monthly revenue per subscriber increased $7.75 or approximately 12% from $62.29 for six months ended June 30, 2008 to $70.04 for the six months ended June 30, 2009. This increase is attributable to increased penetration of new products, specifically, high-speed Internet and telephony services and rate increases implemented on February 1, 2009. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and loss (gain) on disposal of assets totaled $442,185 for the six months ended June 30, 2009, representing a decrease of approximately 5% from $467,228 for the six months ended June 30, 2008. This decrease is primarily attributable to an increase in the capitalization of certain costs as a result of increases in capital spending levels offset by increases in pole rent, system utility and operating salary expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $1,292,016 for the six months ended June 30, 2009, representing an increase of approximately 11% from $1,165,393 for the six months ended June 30, 2008. This increase is primarily attributable to increased billing service fees, property insurance, audit fees and management fees and a bad debt reserve for an advertising receivable of which the collection is uncertain in the amount of $53,772.
Programming expenses totaled $1,792,284 for the six months ended June 30, 2009, an increase of approximately 12% from $1,602,044 for the six months ended June 30, 2008. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 11,775 as of June 30, 2008 to 11,237 as of June 30, 2009. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $601,692 for the six months ended June 30, 2009, consistent with the same period in 2008. Depreciation of recent purchases related to the upgrade of plant and equipment were offset by certain assets becoming fully depreciated.
Interest income and other, net totaled $24,873 and $126,136 for the six months ended June 30, 2009 and 2008, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnerships assets.

Results of Operations — Three Months Ended June 30, 2009 and 2008
Total basic subscribers decreased from 11,775 as of June 30, 2008, to 11,237 as of June 30, 2009. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from operations totaled $2,433,090 for the three months ended June 30, 2009, an increase of approximately 8% from $2,261,706 for the three months ended June 30, 2008. Revenues for the three months ended June 30, 2009 were comprised of the following sources:
•	$1,759,646 (72%) from basic and expanded services,
•	$101,378 (4%) from premium services
•	$10,958 (1%) from digital services
•	$297,454 (12%) from high speed Internet services
•	$76,187 (3%) from telephony services
•	$80,202 (3%) from advertising
•	$45,126 (2%) from late fees
•	$62,139 (3% ) from other sources.
Average monthly revenue per subscriber increased $7.88 or approximately 12% from $63.53 for three months ended June 30, 2008, to $71.41 for the three months ended June 30, 2009. This increase is attributable to increased penetration of new products, specifically, high-speed Internet and telephony services and rate increases implemented on February 1, 2009. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and loss on disposal of assets totaled $220,608 for the three months ended June 30, 2009, representing a decrease of approximately 8% from $239,816 for the three months ended June 30, 2008. This decrease is primarily attributable to an increase in the capitalization of certain costs as a result of increases in capital spending levels and decreases in vehicle operating expenses offset by increases in operating salaries and pole rental expense. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $690,690 for the three months ended June 30, 2009, representing an increase of approximately 15% from $601,957 for the three months ended June 30, 2008. This increase is primarily attributable to increases in billing service fees, property insurance, audit fees and marketing expenses, as well as revenue based expenses such as management fees and franchise fees and a bad debt reserve for an advertising receivable of which the collection is uncertain in the amount of $53,772.
Programming expenses totaled $908,260 for the three months ended June 30, 2009, an increase of approximately 15% from $792,713 for the three months ended June 30, 2008. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by the aforementioned decrease in basic subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $301,678 for the three months ended June 30, 2009, consistent with the same period in 2008. Depreciation of recent purchases related to the upgrade of plant and equipment were offset by certain assets becoming fully depreciated.
Interest expense and amortization of loan fees decreased from $40,990 for the three months ended June 30, 2008 to $0 for the three months ended June 30, 2009. The Partnership paid off the outstanding balance on its credit facility on April 29, 2008.
Interest income and other, net totaled $20,063 and $105,786 for the three months ended June 30, 2009 and 2008, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnerships assets.

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
Net cash provided by operating activities totaled $1,399,394 for the six months ended June 30, 2009. Adjustments to the $657,113 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $601,692, and changes in other operating assets and liabilities of $137,955.
Net cash used in investing activities totaled $784,942 for the six months ended June 30, 2009 and consisted of purchases of property and equipment.
Net cash used in financing activities for the six months ended June 30, 2009 consisted of $1,241,400 in cash distributions to limited partners.
Notes Payable
On April 29, 2008, the Partnership paid off the outstanding balance of $529,575 on its credit facility and expensed unamortized loan fees of $38,240.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements related to minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2009:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	Years	years	5 years

Minimum operating lease payments	$10,932	$10,932	—	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2009.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $154,843 in 2008.
Capital Expenditures
During the first six months of 2009, the Partnership paid approximately $785,000 for capital expenditures. These expenditures include the continued deployment of fiber and quality assurance projects to upgrade the plant in all systems.
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
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements or prospects.

ITEM 1A	Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2008 Form 10-K.

ITEM 2	Changes in securities
     None

ITEM 3	Defaults upon senior securities
     None

ITEM 4	Submission of matters to a vote of security holders
     None

ITEM 5	Other information
     None

ITEM 6	Exhibits
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 13, 2009 pursuant to section 302 of the Sarbanes-Oxley Act
31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 13, 2009 pursuant to section 302 of the Sarbanes-Oxley Act
32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 13, 2009 pursuant to section 906 of the Sarbanes-Oxley Act
32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 13, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/S/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	8-13-09

/S/ GARY S. JONES Gary S. Jones	President	8-13-09