Form 10-Q
period 2009-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2009-11-13
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Yes ☑               No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐               No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	September 30,	December 31,
	2009	2008

ASSETS

Cash	$1,060,667	$1,734,024
Accounts receivable, net of allowance of $11,000 and $8,500, respectively	249,067	271,957
Due from affiliates	99,011	27,626
Prepaid expenses	100,787	61,900
Property and equipment, net of accumulated depreciation of $15,189,459 and $14,304,219, respectively	5,851,116	5,570,163
Franchise agreements, net of accumulated amortization of $9,995,974	9,606,966	9,606,966

Total assets	$16,967,614	$17,272,636

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$788,806	$738,714
Due to Managing General Partner and affiliates	97,712	89,119
Deposits	24,708	24,595
Subscriber prepayments	182,859	225,347

Total liabilities	1,094,085	1,077,775

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(14,139)	(23,340)

	(39,506)	(48,707)

Limited Partners:
Contributed capital, net	17,312,982	18,554,382
Accumulated deficit	(1,399,947)	(2,310,814)

	15,913,035	16,243,568

Total partners’ capital	15,873,529	16,194,861

Total liabilities and partners’ capital	$16,967,614	$17,272,636

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2009	2008

Service revenues	$2,375,112	$2,237,710

Expenses:
Cable system operations / cost of revenue (including $28,215 and $28,627 to affiliates in 2009 and 2008, respectively), excluding depreciation shown below	233,085	256,911
General and administrative (including $245,182 and $246,077 to affiliates in 2009 and 2008, respectively)	653,879	611,104
Programming / cost of revenue (including $10,512 and $3,171 to affiliates in 2009 and 2008, respectively)	892,247	794,474
Depreciation / cost of revenue	306,052	306,828
Loss on disposal of assets	3,150	—

	2,088,413	1,969,317

Income from operations	286,699	268,393

Other income (expense):
Interest income and other, net	(23,744)	(44,086)

	(23,744)	(44,086)

Net income	$262,955	$224,307

Allocation of net income:

General Partners (1%)	$2,630	$2,243

Limited Partners (99%)	$260,325	$222,064

Net income per limited partnership unit (49,656 units):	5.24	4.47

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2009	2008

Service revenues	$7,187,906	$6,710,584

Expenses:
Cable system operations / cost of revenue (including $97,788 and $91,496 to affiliates in 2009 and 2008, respectively), excluding depreciation shown below	675,270	724,139
General and administrative (including $752,277 and $721,767 to affiliates in 2009 and 2008, respectively)	1,945,895	1,776,497
Programming / cost of revenue (including $27,419 and $9,149 to affiliates in 2009 and 2008, respectively)	2,684,532	2,396,519
Depreciation / cost of revenue	907,744	909,513
Loss (gain) on disposal of assets	5,781	(2,393)

	6,219,222	5,804,275

Income from operations	968,684	906,309

Other income (expense):
Interest expense and amortization of loan fees	—	(63,970)
Interest income and other, net	(48,616)	(170,221)

	(48,616)	(234,191)

Net income	$920,068	$672,118

Allocation of net income:

General Partners (1%)	$9,201	$6,721

Limited Partners (99%)	$910,867	$665,397

Net income per limited partnership unit (49,656 units):	18.34	13.40

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$920,068	$672,118
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	907,744	909,513
Loan fee amortization	—	47,800
Loss (gain) on sale of assets	5,781	(2,393)
(Increase) decrease in operating assets:
Accounts receivable	22,890	(3,577)
Due from affiliates	(71,385)	43,251
Prepaid expenses	(38,887)	(14,238)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	50,092	(76,901)
Due to Managing General Partner and affiliates	8,593	76,565
Deposits	113	3,820
Subscriber prepayments	(42,488)	13,744

Net cash provided by operating activities	1,762,521	1,669,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,194,478)	(507,513)
Proceeds from the sale of assets	—	8,700

Net cash used in investing activities	(1,194,478)	(498,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	—	(663,299)
Distribution to limited partners	(1,241,400)	—

Net cash used in financing activities	(1,241,400)	(663,299)

(DECREASE) INCREASE IN CASH	(673,357)	507,590

CASH, beginning of period	1,734,024	928,495

CASH, end of period	$1,060,667	$1,436,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$—	$16,170

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2009, its statements of operations for the three and nine months ended September 30, 2009 and 2008, and its statements of cash flows for the nine months ended September 30, 2009 and 2008. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
(2) Intangible Assets
The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter using financial information as of September 30th, or on an interim basis if an event occurs or circumstances change that would indicate that the assets might be impaired.
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
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $24,228 and $51,177 for the three and nine months ended September 30, 2009, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.
(6) Fair Value of Assets and Liabilities
We measure certain financial assets and financial liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2009.

	Total	Level 1	Level 2	Level 3
Cash	$1,060,667	$1,060,667	$—	$—
The Partnership adopted FASB ASC 820 (previously FSP SFAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments) in second quarter 2009. FASB ASC 820 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption did not have a material effect on our financial position, results of operations or cash flows.
(7) Subsequent Events
The Partnership follows general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through November 12, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Nine Months Ended September 30, 2009 and 2008
Total basic subscribers decreased from 11,491 as of September 30, 2008 to 10,881 as of September 30, 2009. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $7,187,906 for the nine months ended September 30, 2009, an increase of approximately 7% from $6,710,584 for the nine months ended September 30, 2008. Revenue for the nine months ended September 30, 2009, were comprised of the following sources:
•	$5,192,585 (72%) from basic and expanded services,

•	$299,321 (4%) from premium services

•	$871,296 (12%) from high speed Internet services

•	$218,903 (3%) from telephony services

•	$241,010 (4%) from advertising

•	$133,665 (2%) from late fees

•	$231,126 (3% ) from other sources.
Average monthly revenue per subscriber increased $7.84 or approximately 12% from $62.94 for the nine months ended September 30, 2008 to $70.78 for the nine months ended September 30, 2009. This increase is attributable to increased penetration of new products, specifically, high-speed Internet and telephony services and rate increases implemented on February 1, 2009. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and loss (gain) on disposal of assets totaled $675,270 for the nine months ended September 30, 2009, representing a decrease of approximately 7% from $724,139 for the nine months ended September 30, 2008. This decrease is primarily attributable to an increase in the capitalization of certain costs as a result of increases in capital spending levels offset by increases in pole rent, system utility and operating salary expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $1,945,895 for the nine months ended September 30, 2009, representing an increase of approximately 10% from $1,776,497 for the nine months ended September 30, 2008. This increase is primarily attributable to increased billing service fees, property insurance, audit fees and management fees and a bad debt reserve for an advertising receivable of which the collection is uncertain in the amount of $66,372.
Programming expenses totaled $2,684,532 for the nine months ended September 30, 2009, an increase of approximately 12% from $2,396,519 for the nine months ended September 30, 2008. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 11,491 as of September 30, 2008 to 10,881 as of September 30, 2009. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $907,744 for the nine months ended September 30, 2009, consistent with the same period in 2008. Depreciation of recent purchases related to the upgrade of plant and equipment were offset by certain assets becoming fully depreciated.
Interest income and other, net totaled $48,616 and $170,221 for the nine months ended September 30, 2009 and 2008, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership’s assets.

Results of Operations — Three Months Ended September 30, 2009 and 2008
Total basic subscribers decreased from 11,491 as of September 30, 2008, to 10,881 as of September 30, 2009. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from operations totaled $2,375,112 for the three months ended September 30, 2009, an increase of approximately 6% from $2,237,710 for the three months ended September 30, 2008. Revenues for the three months ended September 30, 2009 were comprised of the following sources:
•	$1,690,652 (71%) from basic and expanded services,

•	$94,678 (4%) from premium services

•	$299,273 (13%) from high speed Internet services

•	$79,016 (3%) from telephony services

•	$91,650 (4%) from advertising

•	$44,774 (2%) from late fees

•	$75,069 (3% ) from other sources.
Average monthly revenue per subscriber increased $8.04 or approximately 13% from $64.30 for three months ended September 30, 2008, to $72.34 for the three months ended September 30, 2009. This increase is attributable to increased penetration of new products, specifically, high-speed Internet and telephony services and rate increases implemented on February 1, 2009. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and loss on disposal of assets totaled $233,085 for the three months ended September 30, 2009, representing a decrease of approximately 9% from $256,911 for the three months ended September 30, 2008. This decrease is primarily attributable to an increase in the capitalization of certain costs as a result of increases in capital spending levels and decreases in vehicle operating expenses offset by increases in pole rental expense. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increase based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $653,879 for the three months ended September 30, 2009, representing an increase of approximately 7% from $611,104 for the three months ended September 30, 2008. This increase is primarily attributable to increases in billing service fees, bad debt expense, and audit fees, as well as revenue based expenses such as management fees and franchise fees and a bad debt reserve for an advertising receivable of which the collection is uncertain in the amount of $12,600.
Programming expenses totaled $892,247 for the three months ended September 30, 2009, an increase of approximately 12% from $794,474 for the three months ended September 30, 2008. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by the aforementioned decrease in basic subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $306,052 for the three months ended September 30, 2009, consistent with the same period in 2008. Depreciation of recent purchases related to the upgrade of plant and equipment were offset by certain assets becoming fully depreciated.
Interest income and other, net totaled $23,744 and $44,086 for the three months ended September 30, 2009 and 2008, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnerships assets.

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
Net cash provided by operating activities totaled $1,762,521 for the nine months ended September 30, 2009. Adjustments to the $920,068 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $907,744, offset by changes in other operating assets and liabilities of $71,072.
Net cash used in investing activities totaled $1,194,478 for the nine months ended September 30, 2009 and consisted of purchases of property and equipment.
Net cash used in financing activities for the nine months ended September 30, 2009 consisted of $1,241,400 in cash distributions to limited partners.
Notes Payable
On April 29, 2008, the Partnership paid off the outstanding balance of $529,575 on its credit facility and expensed unamortized loan fees of $38,240.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements related to minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2009:

		Payments Due By Period
		Less than 1	1 - 3	3 - 5	More than
	Total	year	Years	years	5 years

Minimum operating lease payments	$38,121	$14,796	$22,392	$933	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2009.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $154,843 in 2008.
Capital Expenditures
During the first nine months of 2009, the Partnership paid approximately $1,195,000 for capital expenditures. These expenditures include the continued deployment of fiber and quality assurance and construction projects to upgrade the plant providing increased channel capacity in all systems.
Due to the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during the remainder of 2009 is uncertain. Capital expenditures for the remainder of the year will be dependant on the timing of the sale however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in all systems, potential line extension opportunities, the possible launch of additional HD (high definition) services in selected systems, vehicle replacements and the continued deployment of both high-speed Internet and digital telephone services in certain areas of the Partnership’s systems.

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
The Partnership capitalizes costs associated with initial customer installations. The costs of disconnecting service or reconnecting service to previously installed locations is expensed in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements, including the replacement of drops, are capitalized.
Intangible Assets
The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter using financial information as of September 30th, or on an interim basis if an event occurs or circumstances change that would indicate the assets might be impaired.
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
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     On September 25, 2009, a definitive proxy statement on Schedule 14A and an accompanying proxy card were mailed to limited partners of record as of September 2, 2009, in connection with a special meeting to be held on November 19, 2009. The special meeting is called for the purpose of considering a proposal to amend the Partnership Agreement, to extend the term of the Partnership from December 31, 2010 to December 31, 2013. Pursuant to the Partnership Agreement, the approval of the limited partners who own a majority of all outstanding units of limited partnership interest in the Partnership is required to approve the amendment. If the amendment is approved by the limited partners, the amendment will become effective when the managing general partner executes the amendment and it is filed with the Secretary of State of the State of Washington.
ITEM 5 Other information
     None
ITEM 6 Exhibits
(a)	Exhibit Index
31	(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 12, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

31	(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 12, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

32	(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 12, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

32	(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 12, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/S/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-12-09

/S/ GARY S. JONES Gary S. Jones	President	11-12-09