Form 10-K
period 2009-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2010-03-02
CIK 813658

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-29354 eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended DECEMBER 31, 2009

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
Yes ☐      No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐      No ☑
     As of June 30, 2009, the aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $9,980,856 ($201 per unit) based on the most currently available secondary market trading information, as of that same date.
     At December 31, 2009, there were 49,656 Limited Partnership Units outstanding.

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
PART I
ITEM 1. BUSINESS
     Northland Cable Properties Seven Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and approximately 2,425 limited partners holding 49,656 units as of December 31, 2009. Northland Communications Corporation, a Washington corporation, is the managing and administrative general partner of the Partnership (referred to herein as “Northland” or the “Managing General Partner”). Northland manages the operations of the Partnership under the terms of an Amended and Restated Agreement of Limited Partnership which will expire on December 31, 2013. An Amendment to extend the term of the Partnership from December 31, 2010 to December 31, 2013, was approved at a special meeting of the limited partners on November 19, 2009.
     Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the Managing General Partner for cable television systems owned by two limited partnerships, and is the managing member of Northland Cable Networks, LLC, which owned and operated cable television systems and sold its operating assets in February 2008. Northland is also the parent company of Northland Cable Properties, Inc., which was formed in February 1995 and is principally involved in direct ownership of cable television systems and is the majority member and manager of Northland Cable Ventures LLC (“NCV”). Northland is a subsidiary of Northland Telecommunications Corporation (“NTC”). Other subsidiaries of NTC include:
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
     The Partnership was formed on April 17, 1987 and began operations on September 1, 1987. The Partnership serves the communities and surrounding areas of Vidalia, Sandersville, Toccoa and Royston, Georgia (the “Systems”). As of December 31, 2009, the total number of basic subscribers served by the Systems was 10,616, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 39%. The Partnership has 17 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2014, have been granted by local and county authorities in the areas in which the Systems operate. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. These franchise agreements are expected to be used by the Partnership for the foreseeable future and effects of obsolescence and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises is not material in relation to the carrying value of the franchises. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates. Franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.
     The following is a description of the areas served by the Systems as of December 31, 2009. The subscriber data below represents the number of customers that subscribe to each level of service. A customer may subscribe to multiple services and therefore counted as a customer for each service (video, internet and telephone).
     Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 11,200, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 2009, is as follows:

Basic Subscribers	3,831
Expanded Basic Subscribers	2,519
Premium Subscribers	921
Digital Subscribers	398
Internet Subscribers	672
Telephone Subscribers	240
Estimated Homes Passed	9,553
     Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 2009 is as follows:

Basic Subscribers	2,180
Expanded Basic Subscribers	1,642
Premium Subscribers	587
Digital Subscribers	122
Internet Subscribers	480
Telephone Subscribers	133
Estimated Homes Passed	4,599
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
Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 2009, is as follows:

Basic Subscribers	4,605
Expanded Basic Subscribers	3,934
Premium Subscribers	585
Digital Subscribers	455
Internet Subscribers	1,017
Telephone Subscribers	431
Estimated Homes Passed	13,099
     The Partnership had 29 employees as of December 31, 2009. Management of these systems is handled through offices located in the towns of Vidalia, Sandersville, Toccoa and Royston, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)
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

     Partnership revenues are derived primarily from monthly payments received from cable television, high-speed Internet and telephone subscribers. Subscribers are divided into six categories: basic subscribers, expanded basic subscribers, premium subscribers, digital subscribers, Internet subscribers and telephone subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of programming service, the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, The Movie Channel, Starz and Encore. “Digital subscribers” are those who subscribe to digitally delivered video and audio services. “Internet Subscribers” are those who subscribe to the Partnership’s high speed Internet service, which is offered via a cable modem. “Telephone Subscribers” are those who subscribe to the Partnership’s telephony service, known as Voice over Internet Protocol, or VoIP.
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
Overbuilds
     Cable television franchises are not exclusive. More than one cable television system may be built in the same area. This is known as an “overbuild.” Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Generally, an overbuilder is required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself and no franchise is required. Recently, many states have passed legislation that limits the ability of local franchises to negotiate franchises with an overbuilder. In many states, franchises are now obtained from the state, not the local governmental authority. As a result, it is the general industry consensus that new franchises will be easier to obtain. An overbuilder would obtain programming contracts from entertainment programmers and, in most cases, would build a complete cable system such as headends, trunk lines and drops to individual subscribers’ homes throughout the franchise areas.
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
High-Speed Internet Services
     The Partnership’s cable systems are offering high-speed Internet services to subscribers. These systems compete with a number of other companies, many of whom have substantial resources, such as existing Internet service providers (“ISPs”) and telecommunications companies. The deployment of digital subscriber line (“DSL”) technology allows Internet access over telephone lines and transmission rates far in excess of conventional dial-up modems. Many local telephone companies are seeking to provide Internet services without regard to their present service boundaries. Further, the FCC has recently reduced the regulatory burden on local telephone companies by, for example, reducing their obligation to provide Internet on a wholesale basis to competitors.
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
Telephony Services
     The Partnership’s cable systems are offering a type of telephony service, known as Voice over Internet Protocol, or VoIP. These systems compete with a number of other companies, many of whom have substantial resources, such as existing traditional telephony companies and large VoIP providers, such as Vonage. The Partnership will continue to face rigorous competition from established telephone companies, who have considerable resources and well-established enterprises in these business areas. It is also possible that electric utilities and others will increasingly offer products in competition with the Partnership’s cable systems.

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
     Congress and the FCC have frequently revisited the subject of communications regulation, and it is likely to do so in the future. In addition, franchise agreements with local governments must be periodically renewed, and new operating terms may be imposed. Future legislative, regulatory, or judicial changes could adversely affect the Partnership’s operations. The Managing General Partner can provide no assurance that the already extensive regulation of the Partnership’s business will not be expanded in the future.
Cable Rate Regulation
     The cable industry has operated under a federal rate regulation regime for more than a decade. The regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service,” and associated equipment. All other cable offerings are now universally exempt from rate regulation. Although basic rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. Many of the Partnership’s local franchising authorities have not certified to regulate basic cable rates, but they retain the right to do so (and order rate reductions and refunds), except in those specific communities facing “effective competition,” as defined under federal law. With increased DBS competition, it is increasingly likely that some of the Partnership’s systems will satisfy the effective competition standard.
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
Must Carry/Retransmission Consent
     There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal law currently includes “must carry” regulations, which require cable systems to carry certain local broadcast television stations that the cable operator may not select voluntarily. Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Either option has a potentially adverse effect on the Partnership’s business.
     In June of 2009, all full power broadcast stations in the United States ceased transmission of their analog signals and switched to a digital signal. As a result, in many instances, the Partnership must carry both the analog and digital signals of each television station (dual carriage), as the Partnership transitions to a fully digital system.

Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with the Partnership’s preferred use of limited channel capacity and limit its ability to offer services that would maximize customer appeal and revenue potential. In addition, Congress could legislate additional carriage obligations. The FCC may evaluate additional modifications to its digital broadcast signal carriage requirements in the future. Management cannot predict the ultimate outcome of this proceeding, or the impact any new carriage requirements may have on the operation of its cable systems.
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
     In October 2009, the FCC published a detailed Notice of Proposed Rule Making (the “Notice”) and a draft of proposed regulation that, if adopted, would convert the existing non-binding FCC “principles” of Internet openness into enforceable regulations. In the Notice, the FCC proposes adding two additional mandates to the current four principles of Internet openness. Under the principles, Internet service providers must, (1) allow users access the lawful Internet content of their choice, (2) allow users to run applications and services of their choice, subject to the needs of law enforcement, (3) allow users to connect their choice of legal devices that do not harm the network, and (4) not to deprive users of competition among network providers, application and service providers and content providers. To these four rules, the FCC would add an obligation to provide access in a nondiscriminatory manner and a duty to disclose the information reasonably necessary for users as well as content, application, and service providers to enjoy the protections established in the regulations. There have been increasing calls to mandate “network neutrality” requirements on all high-speed Internet providers and various legislative proposals are being considered. For example, there could be regulations imposed on broadband network owners that would limit the Partnership’s ability to charge content owners whose services require a large amount of network capacity. At this time, however, it is unclear what, if any, network neutrality regulations Congress or the FCC might impose on the Partnership’s Internet service, and what, if any, impact, such regulations might have on the Partnership’s business. In addition, while it is unlikely the FCC will regulate Internet service to the extent it regulates cable or telecommunications services, broadband providers are obligated to accommodate law enforcement wiretaps and the FCC is considering expanding other regulatory requirements.

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
Phone Service
     The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for the Partnership to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, the Partnership’s primary telecommunications competitors and the Partnership’s own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of “voice over internet protocol” (“VoIP”), should be regulated only at the federal level, rather than by individual states. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation and universal service obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with some of the traditional phone service requirements, such as providing traditional 911 emergency service obligations (“E911”), making Universal Service Fund contributions obligations, and it has extended requirements for accommodating law enforcement wiretaps to such providers. The FCC decision regarding 911 emergency services implementation caused the Partnership to slow its implementation of VoIP services to its various systems. It is unclear how these regulatory matters ultimately will be resolved and how they will further affect the Partnership’s expansion into phone service.
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
The FCC has adopted rules implementing an agreement between major cable operators and manufacturers of consumer electronics on “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support to customer owned digital televisions and similar devices equipped with built-in set-top terminal functionality. Cable operators must support basic home recording rights and copy protection rules for digital programming content. Multiple FCC proceedings are pending regarding CableCard and digital access to television content, including proceedings regarding Internet TV, “TV Everywhere” applications, multimedia Gateway devices, whether to establish standardized protocols for data and video content delivery, and copyright protection of video and Internet content. The outcome of any of the pending matters could have a substantial impact on the operations of the Partnership. It is unclear how these proceedings will affect the Partnership’s offering of services and the Partnership’s relationship with its customers.

Other Communications Act Provisions and FCC Regulatory Matters
In addition to the Communications Act provisions and FCC regulations noted above, there are other statutory provisions and FCC regulations affecting the Partnership’s business. The Communications Act and the FCC regulate, for example, and among other things, (1) cable-specific privacy obligations; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical service standards; (5) mandatory blackouts of certain network, syndicated and sports programming; (6) restrictions on political advertising; (7) restrictions on advertising in children’s programming; (8) restrictions on origination cablecasting; (9) restrictions on carriage of lottery programming; (10) sponsorship identification obligations; (11) closed captioning of video programming; (12) licensing of systems and facilities; (13) maintenance of public files; and (14) emergency alert systems. It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and the Managing General Partner cannot predict at this time how that might impact the Partnership’s business.
Copyright
     Cable systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative and regulatory review and industry negotiation and could adversely affect the Partnership’s ability to obtain desired broadcast programming.
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
     Different legislative proposals recently have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising and transform the established regulatory framework for incumbent cable systems and potential competitors. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has already passed in a number of states, and many others have bills pending. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises and the potential for new entrants to serve only the higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. In 2005, the FCC initiated proceedings to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether any such impediments should be preempted, and has passed general guidelines regarding cable franchise renewal standards, including creating a “shot clock” within which local franchising authorities must make a determination on a franchise application or it is deemed granted. Many aspects of the FCC’s decisions are under judicial appeal and at this time, the Managing General Partner is not able to determine what impact such proceeding may have on the Partnership.

ITEM 1A. RISK FACTORS
The Partnership’s business is subject to extensive governmental legislation and regulation, which could adversely affect its business.
     Regulation of the cable industry has increased cable operators’ administrative and operational expenses and limited their revenues. Cable operators are subject to, among other things:
•	rules governing the provision of cable equipment and compatibility with new digital technologies;

•	rules and regulations relating to subscriber privacy;

•	limited rate regulation;

•	requirements governing when a cable system must carry a particular broadcast station and when it must obtain consent to carry a broadcast station;

•	rules for franchise renewals and transfers; and

•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.
     Additionally, many aspects of these regulations are currently the subject of judicial, administrative and legislative proceedings. There are ongoing efforts to amend or expand the federal, state and local regulation of the Partnership’s cable systems, which may compound the regulatory risks already faced.
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
     Different legislative proposals recently have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising and transform the established regulatory framework for incumbent cable systems and potential competitors. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has already passed in many states and legislation is pending in several more. Although currently enacted legislation and various legislative proposals provide some regulatory relief for incumbent cable operators, current legislation and pending proposals are generally viewed as being more favorable to new entrants due to a number of varying factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises and the potential for new entrants to serve only the higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC has initiated proceedings to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted, and has passed general guidelines regarding cable franchise renewal standards. At this time, management is not able to determine what impact such proceeding may have on the Partnership.
Further regulation of the cable industry could cause the Partnership to delay or cancel service or programming enhancements or impair the Partnership’s ability to raise rates to cover its increasing costs, resulting in reductions to net income.
     Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities in areas where the local franchising authority has asserted regulatory authority and where the cable operator lacks “effective competition.” However, the Federal Communications Commission (''FCC’’) and the U.S. Congress continue to be concerned that cable rate increases are excessive. It is possible that either the FCC or the U.S. Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede the Partnership’s ability to raise its rates. If the Partnership is unable to raise its rates in response to increasing costs, its income would decrease.
     There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an ala carte basis or to at least offer a separately available child-friendly ''Family Tier.’’ It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect the Partnership’s operations by disrupting its preferred marketing practices.
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
     A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide nondiscriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it less likely that any nondiscriminatory ''open access’’ requirements (which are generally associated with common carrier regulation of ''telecommunications services’’) would be imposed on the cable industry by local, state or federal authorities. However, the nature of any legislative or regulatory response remains uncertain in light of the FCC’s current ongoing proceedings regarding “network neutrality” regulations. It’s possible that “net neutrality” restrictions might be placed on broadband network owners that would, for example, place limitations on the Partnership’s ability to charge content providers whose services require a large amount of network capacity. The imposition of this or other such requirements could materially affect the Partnership’s business.
     If the Partnership were required to allocate a portion of its bandwidth capacity to other Internet service providers, management believes that it would impair the Partnership’s ability to use its bandwidth in ways that would generate maximum revenues.

Changes in channel carriage regulations could impose significant additional costs on the Partnership.
     Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they may not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. Additional government-mandated broadcast carriage of unwanted programming could disrupt existing programming commitments, interfere with the Partnership’s preferred use of limited channel capacity and limit the Partnership’s ability to offer services that would maximize customer appeal and revenue potential. Carriage burdens have increased, particularly where cable systems carry both the analog and digital versions of necessary local broadcast primary digital signals (dual carriage) and carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Broadcaster’s require payment for carriage of certain local signals. This carriage and financial burden could continue to increase as broadcaster’s demand increased retransmission fees and additional carriage.
Offering voice communications service may subject the Partnership to additional regulatory burdens, causing it to incur additional costs.
     The regulatory requirements applicable to VoIP service are unclear, although the FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of VoIP services is not yet resolved. Expanding the Partnership’s offering of these services may require the Partnership to obtain certain authorizations, including federal, state and local licenses. The Partnership may not be able to obtain such authorizations, or conditions could be imposed upon such licenses or authorizations that may not be favorable to the Partnership. Furthermore, telecommunications companies generally are subject to significant regulation, such as participating in the intercarrier compensation regime, and it may be difficult or costly for the Partnership to comply with such regulations were it to be determined that they applied to VoIP. The FCC has already determined that VoIP providers must comply with traditional 911 emergency service obligations (''E911’’), has imposed a specific timeframe for VoIP providers to accommodate law enforcement wiretaps, and is considering regulating VoIP in other ways. In addition, pole attachment rates are higher for providers of telecommunications services than for providers of cable service. If there were to be a determination that VoIP services are subject to these higher rates, the Partnership’s pole attachment costs could increase significantly, which could adversely affect its financial condition and results of operations.
The Partnership may be unable to complete the sale of its assets on reasonable terms.
     The Partnership previously announced the execution of a purchase and sale agreement to sell its operating assets and franchise rights to an unaffiliated third party. As discussed more fully in Part II Item 7 Potential Sale of Systems, the Partnership notified the buyer of its intent to terminate this agreement on March 31, 2008. The Partnership and buyer are currently litigating the Partnership’s right to terminate. The Managing General Partner will explore the potential sale of the Partnership assets in the event the court finds in favor of the Partnership. No assurances can be given that the Partnership will be successful in selling its assets on terms that might be desirable.
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
     The Partnership does not have its own officers and has a limited number of management employees. The Partnership relies solely on the officers and management employees of the managing general partner and its affiliates to manage the Partnership’s business and affairs. If the managing general partner were to stop managing the assets of the Partnership, it could be difficult for the Partnership to hire and train the personnel necessary to run the operations of the Partnership.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Partnership’s cable television systems are located in and around Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 27,251 homes as of December 31, 2009. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)
     On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,449,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 of the original proceeds was held in escrow to be released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. The Partnership recorded a gain from the sale of the Bay City System of approximately $7,122,000. In January of 2007, the Partnership received $985,955 in holdback proceeds, including interest of approximately $60,000, from the buyer of the Bay City, Texas system. Historically, the net amounts received by the Northland entities have approximated the principal amounts of the holdback. The Partnership’s policy is to recognize the final escrow settlement amount at the time of collection since ultimate collectability is not reasonably assured until such time. All of these proceeds were used to pay down amounts outstanding under the term loan agreement.

ITEM 3. LEGAL PROCEEDINGS
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
     On September 9, 2008, the District Court, for the City and County of Denver upheld a preliminary injunction enjoining the Partnership from terminating the Agreement. Pursuant to the District Court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership has appealed the initial injunction order of the District Court as originally entered and as subsequently modified. On February 9, 2010 the appellate court heard oral arguments. It is currently unknown when the appellate court will rule on its appeal. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.
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
     On September 25, 2009, a definitive proxy statement on Schedule 14A and an accompanying proxy card were mailed to limited partners of record as of September 2, 2009, in connection with a special meeting that was called for the purpose of considering a proposal to amend the Partnership Agreement, to extend the term of the Partnership from December 31, 2010, to December 31, 2013. The Amendment was approved at that special meeting of limited partners on November 19, 2009. On November 24, 2009, the Partnership filed with the Secretary of State of the State of Washington an amendment to its Amended and Restated Agreement of Limited Partnership to extend the term of the Partnership from December 31, 2010, to December 31, 2013.
     As a result of the Amendment, holders of the units of limited partnership interests of the Partnership may not be able to liquidate their investment in the Partnership until the earlier of December 31, 2013, or upon the dissolution, winding up and termination of the Partnership. Despite the extension of the term of the Partnership, Northland Communications Corporation, the Managing General Partner of the Partnership, remains fully committed to selling the Partnership’s assets and winding up the Partnership as soon as possible, provided that a fair price for the assets can be secured.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     (a) There is no established public trading market for the Partnership’s units of limited partnership interest.
     (b) The approximate number of equity holders as of December 31, 2009, is as follows:

Limited Partners:	2,425

General Partners:	1
     (c) On January 30, 2009, Northland Communications Corporation, the managing general partner, declared a cash distribution on behalf of the Partnership with respect to all outstanding units of limited partnership interest in the amount of $25 per $500 unit of limited partnership interest to those entitled to receive a Cash Distribution under the Amended and Restated Agreement of Limited Partners as of March 1, 2009. The cash distribution in the amount of $1,241,400 was paid on March 14, 2009. The Partnership made no cash distributions to the limited partners or to the Managing General Partner during 2008 and 2007.
     (d) The limited partners received in the aggregate in the form of cash distributions $4,349,954 on total initial contributions of $24,893,000, as of December 31, 2009. As of December 31, 2009, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, the Partnership’s working capital needs and the outcome of the potential sale of the Partnership’s assets.
ITEM 6. SELECTED FINANCIAL DATA
The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2009	2008	2007	2006	2005
SUMMARY OF OPERATIONS:
Revenue	$9,503,044	$8,961,332	$8,848,630	$8,576,460	$8,366,133

Operating income	1,233,787	1,179,652	1,035,197	939,481	1,100,239

Income from continuing operations	1,171,960	934,687	535,084	578,371	748,531

Income from discontinued operations (1)	—	—	59,928	—	11,644,051

Net income	$1,171,960	$934,687	$595,012	$578,371	$12,392,582

Net income from continuing operations per limited partnership unit	$23	$19	$11	$12	$15

Net income from discontinued operations per limited partnership unit	—	—	$1	—	$232

Net income per limited partner unit	$23	$19	$12	$12	$247

(1)	On June 30, 2005 and August 1, 2005, the partnership sold the operating assets and franchise rights of its Bay City and Brenham systems, respectively. The results of operations and the sales of these systems are presented as discontinued operations in this filing and the accompanying financial statements. In January of 2007, the Partnership received holdback proceeds, including interest of $59,928, from the buyer of the Bay City, Texas system.

	December 31,
	2009	2008	2007	2006	2005
BALANCE SHEET DATA:

Total assets	$17,313,965	$17,272,636	$16,974,003	$17,837,162	$19,346,142

Notes payable	—	—	663,299	2,096,676	3,827,998

Total liabilities	1,188,544	1,077,775	1,713,829	3,172,000	5,258,889

General partner’s deficit	(36,987)	(48,707)	(58,054)	(64,004)	(69,788)
Limited partners’ capital	16,162,408	16,243,568	15,318,228	14,729,166	14,157,041
Cumulative distributions per limited partner unit	91	66	66	66	63

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009	2008	2008	2008	2008

Revenue	$2,315,138	$2,375,112	$2,433,090	$2,379,704	$2,250,748	$2,237,710	$2,261,706	$2,211,168
Operating income	265,102	286,699	309,223	372,763	273,343	268,393	325,467	312,449
Net income	251,893	262,955	289,160	367,952	262,569	224,307	178,691	269,120

Net income per limited partnership unit	$5	$5	$6	$8	$5	$5	$4	$5

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
2009 and 2008
     Total basic subscribers decreased from 11,414 as of December 31, 2008, to 10,616, as of December 31, 2009. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
     Revenue from operations totaled $9,503,044 for the year ended December 31, 2009, increasing 6% from $8,961,332 for the year ended December 31, 2008. Revenues for the year ended December 31, 2009, were comprised of the following sources:
•	$6,839,761 (72%) from basic and expanded video services,

•	$390,856 (4%) from premium video services

•	$42,743 (1%) from digital video services

•	$1,176,079 (12%) from high speed Internet services

•	$303,935 (3%) from telephone services

•	$316,278 (3%) from advertising

•	$176,765 (2%) from late fees

•	$256,627 (3%) from other sources.
     Average monthly revenue per subscriber increased $7.54, or approximately 12%, from $63.60 for the year ended December 31, 2008, to $71.14 for the year ended December 31, 2009. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2009 and increased penetration of new products, specifically, high-speed Internet and telephone services.
     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2009	2008	2007	2006	2005
Basic Rate	$45.50	$43.50	$40.75	$38.25	$37.00
Expanded Basic Rate	5.65	5.65	6.40	7.00	7.50
HBO Rate	14.00	13.25	12.50	11.50	11.50
Cinemax Rate	11.50	10.75	10.00	9.00	9.00
Showtime Rate	14.00	13.75	13.00	11.00	10.25
Encore Rate	4.00	3.50	3.50	3.25	2.75
Starz Rate	9.00	8.25	7.50	5.25	5.25
Digital Rate (Incremental)	7.00	7.00	7.00	9.00	12.00
Internet Rate	39.25	39.25	38.00	36.00	35.00
     Operating expenses, excluding general and administrative and programming expenses, totaled $906,103 for the year ended December 31, 2009, representing a decrease of approximately 6% from $968,102 for the year ended December 31, 2008. This decrease is primarily attributable to a decrease in vehicle operating expenses and increase in the capitalization of certain costs as a result of increases in capital spending levels offset by increases in employee salary costs and pole, duct, and site rentals. Employee wages, which represent the largest component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
     General and administrative expenses totaled $2,534,782 for the year ended December 31, 2009, representing an increase of approximately 5% from $2,404,302 for the year ended December 31, 2008. The increase is primarily attributable to increases in billing service fees, bad debt expense, audit and management fees.
     Programming expenses totaled $3,558,244 for the year ended December 31, 2009, an increase of 11% from $3,195,907 for the year ended December 31, 2008. The increase is attributable to higher costs charged by various video program suppliers, retransmission fees for carriage of certain local broadcast signals and costs associated with the increased penetration of high-speed Internet and telephone services, offset by decreased basic subscribers from 11,414 as of December 31, 2008, to 10,616 as of December 31, 2009. Rate increases from video program suppliers, and increases in the number of customers to the Partnership’s high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.
     Depreciation expense totaled $1,210,034 for the year ended December 31, 2009, remaining consistent with the year ended December 31, 2008. This is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
     Interest expense and amortization of loan fees decreased from $25,730 in 2008 to zero in 2009. The elimination of interest expense and amortization of loan fees is attributable to the Partnership paying off the outstanding balance on its credit facility on April 29, 2008.
     Interest income and other expense, net totaled $61,827 and $180,995 for the years ended December 31, 2009, and December 31, 2008, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership’s assets.
     In 2009, the Partnership generated income from operations of $1,171,960 compared to $934,687 in 2008. The Partnership has generated positive operating income in each of the last three years, and management anticipates that this trend will continue.
2008 and 2007
     Total basic subscribers decreased from 11,972 as of December 31, 2007, to 11,414, as of December 31, 2008. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
     Revenue from operations totaled $8,961,332 for the year ended December 31, 2008, increasing 1% from $8,848,630 for the year ended December 31, 2007. Revenues for the year ended December 31, 2008, were comprised of the following sources:
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
     Interest income and other expense, net totaled $180,995 and $406,475 for the years ended December 31, 2008, and December 31, 2007, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership’s assets.
     In 2008, the Partnership generated income from operations of $934,687 compared to $535,084 in 2007. The Partnership has generated positive operating income in each of the last three years, and management anticipates that this trend will continue.
LIQUIDITY AND CAPITAL RESOURCES
     During 2009, the Partnership’s liquidity was generated from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable, Internet and telephone services. During 2009, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital and capital expenditures, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2010 obligations.
2009
     Net cash provided by operating activities totaled $2,410,082 for the year ended December 31, 2009. Adjustments to the $1,171,960 net income for the period to reconcile to net cash provided by operating activities consisted of depreciation of $1,210,034, loss on sale of assets of $46,094, offset by changes in other operating assets and liabilities of $18,006.
     Net cash used in investing activities for the year ended December 31, 2009, totaled $1,563,337 and consisted of $1,566,337 in purchases of property and equipment offset by proceeds from the sale of assets of $3,000.
     Net cash used in financing activities for the year ended December 31, 2009, consisted of $1,241,400 in cash distributions to the limited partners.
Notes Payable
     On April 29, 2008, the Partnership paid off the outstanding balance of $529,575 on its credit facility and expensed unamortized loan fees of $38,240. The unamortized loan fees are reported as a loss on extinguishment of debt in the Partnership’s statement of income.

Obligations and Commitments
     In addition to working capital needs for ongoing operations, the Partnership has working capital requirements for minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2009, and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
			1 - 3	3 - 5
	Total	Less than 1 year	years	years	More than 5 years

Minimum operating lease payments	$31,733	11,200	20,533	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2010.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $207,735 in 2009.
Capital Expenditures
     During 2009, the Partnership incurred $1,566,337 in capital expenditures. These expenditures included the upgrades of certain areas to 550 MHz capacity in both the Toccoa and Sandersville systems, continued deployment of fiber and the launch of HDTV (high definition television) services in the Vidalia and Toccoa systems, vehicle replacements and the upgrade of high-speed Internet capacity in all systems.
Due to the uncertainty of the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during 2010 is uncertain. Capital expenditures will be affected to the extent an asset sale is completed, however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and high speed Internet capability in all systems, potential line extension opportunities, the possible launch of additional HDTV (high definition television) services in selected systems, a tower replacement in Toccoa and vehicle replacements.
SYSTEM SALES
     On June 30, 2005, the Partnership completed the sale of the operating assets and franchise rights of its cable systems in and around the community of Bay City, Texas to McDonald Investment Company, Inc., an unaffiliated third party. The Bay City system was sold at a price of approximately $9,345,000 of which the Partnership received approximately $8,449,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $935,000 of the original proceeds was held in escrow to be released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. In January of 2007, the Partnership received approximately $926,000 of this amount after adjusting for post closing items. The Partnership recorded a gain from the sale of the Bay City System of approximately $7,122,000. In January of 2007, the Partnership received $985,955 in holdback proceeds, including interest of approximately $60,000, from the buyer of the Bay City, Texas system. Historically, the net amounts received by the Northland entities have approximated the principal amounts of the holdback. The Partnership’s policy is to recognize the final escrow settlement amount at the time of collection since ultimate collectability is not reasonably assured until such time. All of these proceeds were used to pay down amounts outstanding under the term loan agreement.
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
     On September 9, 2008, the District Court, for the City and County of Denver upheld a preliminary injunction enjoining the Partnership from terminating the Agreement. Pursuant to the District Court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership has appealed the injunction order of the District Court as originally entered and as subsequently modified. On February 9, 2010, the appellate court heard oral arguments. It is currently unknown when the appellate court will rule on the appeal. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.
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
TRANSACTIONS WITH MANAGING GENERAL PARTNER AND AFFILIATES
Management Fees
     The Managing General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to operations by the Managing General Partner were $475,152, $448,067, and $442,432 for 2009, 2008, and 2007, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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
     The amounts billed to the Partnership are based on costs incurred by the Managing General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $621,440, $637,125, and $500,201 for 2009, 2008, and 2007, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the Managing General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership received $31,641 and $19,723 in 2009 and 2008, respectively, and paid $3,887 in 2007.
     Northland Cable Service Corporation (NCSC), an affiliate of the Managing General Partner, was formed to provide billing system support to cable systems owned and managed by the Managing General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2009, 2008, and 2007, the Partnership’s operations included $206,243, $138,370, and $87,562, respectively, for these services. Of this amount, $118,958, $90,920, and $50,863 were capitalized in 2009, 2008 and 2007, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $150,386, $139,757, and $190,450, in payments received under the terms of this agreement during 2009, 2008, and 2007, respectively.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership is not subject to market risks arising from changes in interest rates as a result of the Partnership paying off the outstanding balance of its credit facility on April 29, 2008.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The audited financial statements of the Partnership for the years ended December 31, 2009, 2008 and 2007 are included as a part of this filing (see Item 15 (a) below).
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
     Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2009, the Partnership’s internal control over financial reporting was effective.
     This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit management to provide only management’s report in this annual report.
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
     JOHN S. WHETZELL (AGE 68). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 31 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.
     JOHN E. IVERSON (AGE 73). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Iverson has a Juris Doctor degree from the University of Washington. He became a member of the Washington State Bar Association in 1962 and retired as a member of the Seattle law firm of Ryan, Swanson & Cleveland, P.L.L.C. in 2009. Mr. Iverson is a Trustee and the past Chairman of the Board of the Pacific Northwest Ballet Association and is a member and the past President of, and past Foundation President for, Seattle Rotary No. 4.
     RICHARD I. CLARK (AGE 52). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 29 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.
     GARY S. JONES (AGE 52). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 64). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.
     H. LEE JOHNSON (AGE 66). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 37 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.
     R. GREGORY FERRER (AGE 54). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.
     MATTHEW J. CRYAN (AGE 45). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.
     RICK J. MCELWEE (AGE 48). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a then regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.
     PAUL MILAN (AGE 48). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.
     STEVEN M. TANABE (AGE 37). Mr. Tanabe joined Northland as a Financial Analyst in March of 1998 and currently serves as Vice President — Operations. Mr. Tanabe is responsible for maintaining relationships with program suppliers, assisting with negotiation and compliance of programming supplier agreements and website development. Additional responsibilities include the review and development of budget and reporting models and other project management functions. Mr. Tanabe received his Bachelor of Science in Business Administration with a concentration in Finance from the University of Oregon in 1994 and his Masters in Business Administration from Seattle University in 2001.

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
Code of Ethics
     The Partnership does not currently have a code of ethics. The Partnership has only 29 employees and the Northland executives, together with the NTC and Northland boards, manage all oversight functions. With so few employees, none of whom have executive oversight responsibilities, the Partnership does not believe that developing and adopting a code of ethics is necessary. Northland and NTC also do not have a code of ethics; but will consider whether adopting a code of ethics is appropriate.
ITEM 11. EXECUTIVE COMPENSATION
     The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner and affiliates during 2009 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2009 (see Items 15 (a) and 13 (a) below).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          (a) CERTAIN BENEFICIAL OWNER AND MANAGEMENT. Security ownership of management as of December 31, 2009 is as follows:

AMOUNT AND NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS
General Partner’s Interest	Northland Communications	(See Note A)	(See Note A)
Corporation
101 Stewart Street
Suite 700
Seattle, Washington 98101
     Note A: Northland has a 1% interest in the Partnership, which increases to 25% interest in the Partnership at such time as the limited partners have received 100% of their aggregate cash contributions plus a preferred return. The natural person who exercises voting and/or investment control over these interests is John S. Whetzell.
     (b) CHANGES IN CONTROL. Northland has pledged its ownership interest as Managing General Partner of the Partnership to the Partnership’s lender as collateral pursuant to the terms of the revolving credit and term loan agreement between the Partnership and its lender.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.
Management Fees
     The Managing General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees by the Managing General Partner were $475,152, $448,067, and $442,432 for 2009, 2008, and 2007, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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
     The amounts billed to the Partnership are based on costs incurred by the Managing General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged for these services were $$621,440, $637,125, and $500,201 for 2009, 2008, and 2007, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the Managing General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership received $31,641 and $19,723 in 2009 and 2008, respectively, and paid $3,887 in 2007.
     Northland Cable Service Corporation (NCSC), an affiliate of the Managing General Partner, was formed to provide billing system support to cable systems owned and managed by the Managing General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2009, 2008, and 2007, the Partnership’s operations included $206,243, $138,370, and $87,562, respectively, for these services. Of this amount, $118,958, $90,920, and $50,863 were capitalized in 2009, 2008 and 2007, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $150,386, $139,757, and $190,450, in payments received under the terms of this agreement during 2009, 2008, and 2007, respectively. Management believes that all of the above transactions are on terms as favorable to the Partnership as could be obtained from unaffiliated parties for comparable goods or services.
     As disclosed in the Partnership’s Prospectus (which has been incorporated by reference), certain conflicts of interest may arise between the Partnership and the Managing General Partner and its affiliates. Certain conflicts may arise due to the allocation of management time, services and functions between the Partnership and existing and future partnerships as well as other business ventures. The Managing General Partner has sought to minimize these conflicts by allocating costs between systems on a reasonable basis. Each limited partner may have access to the books and non-confidential records of the Partnership. A review of the books will allow a limited partner to assess the reasonableness of these allocations. The Agreement of Limited Partnership provides that any limited partner owning 10% or more of the Partnership units may call a special meeting of the Limited Partners, by giving written notice to the Managing General Partner specifying in general terms the subjects to be considered. In the event of a dispute between the Managing General Partner and Limited Partners, which cannot be otherwise resolved, the Agreement of Limited Partnership provides steps for the removal of a Managing General Partner by the Limited Partners.
     (b) CERTAIN BUSINESS RELATIONSHIPS. None.
     (c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2009 and 2008 have been allocated by management and are set forth below.

	Year Ended December 31,
	2009	2008
Audit fees	$97,303	$98,956

Total	$97,303	$98,956

Audit fees for the fiscal years ended December 31, 2009, and 2008 were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Board of Director’s of the Managing General Partner’s Parent pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b)	REPORTS ON FORM 8-K :

Form 8-K filed on January 30, 2009, disclosing the declaration of a cash distribution of $25 per $500 unit of limited partnership interest payable to Limited Partners as of March 1, 2009

Form 8-K filed on April 23, 2009, disclosing an issued press release responding to a mini-tender offer by Peachtree Partners.

Form 8-K filed on November 24, 2009, disclosing a filing with the Secretary of State of the State of Washington an amendment to its Amended and Restated Agreement of Limited Partnership to extend the term of the Partnership from December 31, 2010 to December 31, 2013 (the “Amendment”). The Amendment was approved at a special meeting of limited partners on November 19, 2009.

(c)	EXHIBITS:

4.1	Forms of Amended and Restated Certificate of Agreement of Limited Partnership(1)

10.1	Brenham Franchise (2)

10.1	Amendment to Brenham Franchise (4)

10.3	Washington County Franchise (2)

10.4	Island County Franchise (Amended) (2)

10.5	Bay City Franchise (2)

10.6	Sweeney Franchise (2)

10.7	West Columbia Franchise (2)

10.8	Wharton Franchise (2)

10.9	Tenneco Development Corp. Franchise (3)

10.10	Sequim Franchise (1)

10.11	Clallam County Franchise (1)

10.12	Credit Agreement with National Westminster Bank USA (1)

10.13	First, Second and Third Amendments to Credit Agreement with National Westminster Bank USA (3)

10.14	Amended and Restated Management Agreement with Northland Communications Corporation (3)

10.15	Operating Management Agreement with Northland Cable Television, Inc. (3)

10.16	Assignment and Transfer Agreement with Northland Telecommunications Corporation dated May 24, 1989 (4)

10.17	Agreement of Purchase and Sale with Sagebrush Cable Limited Partnership (5)

10.18	Fourth, Fifth, Sixth and Seventh Amendments to Credit Agreement with National Westminster Bank USA (6)

10.19	Franchise Agreement with the City of Sequim, WA effective as of May 6, 1992 (7)

10.20	Franchise Agreement with Clallam County, WA effective as of May 29, 1992 (7)

10.21	Eighth Amendment to Credit Agreement with National Westminster Bank USA dated as of May 28, 1992 (7)

10.22	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership (Buyer) and Country Cable, Inc. (Seller) (8)

10.23	Amendment to Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Country Cable, Inc. dated September 14, 1993 (9)

10.24	Commercial Loan Agreement between Seattle-First National Bank and Northland Cable Properties Seven Limited Partnership dated September 24, 1993 (9)

10.25	Franchise Agreement with Island County, WA dated October 4, 1993 (10)

10.26	Franchise Agreement with Skagit County — Assignment and Assumption Agreement dated September 27, 1993 (10)

10.27	Franchise Agreement with Whatcom County — Assignment and Assumption Agreement dated September 27, 1993 (10)

10.28	Amendment to Commercial Loan Agreement dated March 15, 1994 (10)

10.29	Operating and Management Agreement with Northland Cable Television, Inc. dated November 1, 1994 (11)

10.30	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Southland Cablevision, Inc. (12)

10.31	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and TCI Cablevision of Georgia, Inc. (12)

10.32	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated February 29, 1996 (12)

10.33	Asset purchase agreement between Northland Cable Properties Seven Limited Partnership and Robin Media Group, Inc. (13)

10.34	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated December 1, 1997 (13)

10.35	First Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated January 26, 2001 (14)

10.36	Second Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated March 31, 2002 (15)

10.37	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (16)

10.38	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First national Bank) dated May 15, 2003 (17)

10.39	Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated November 3, 2003 (18)

10.40	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Cequel III Communications I, LLC dated February 2, 2005 (19)

10.41	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and McDonald Investment Company, Inc. dated February 24, 2005 (19)

10.42	First Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated March 28, 2005 (19)

10.43	Second Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated August 1, 2005 (20)

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 1, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 1, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 1, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 1, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002 (21)

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on August 6, 1987

(2)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the year ended December 31, 1988.

(4)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(5)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 1989.

(6)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1990.

(7)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1992.

(8)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1993

(9)	Incorporated by reference from the partnership’s Form 8-K dated September 27, 1993 Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(11)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(12)	Incorporated by reference from the partnership’s Form 8-K dated March 1, 1996.

(13)	Incorporated by reference from the partnership’s Form 8-K dated December 5, 1997.

(14)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

(15)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(16)	Incorporated by reference from the partnership’s Form 8-K dated March 11, 2003

(17)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(18)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 2003

(19)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(20)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2005

(21)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2001

(22)	Incorporated by reference from the Partnership’s Form 8-K dated July 9, 2007.

(23)	Incorporated by reference from the Partnership’s definitive proxy statement dated December 19, 2007.

(24)	Incorporated by reference from the Partnership’s Form 8-K dated April 4, 2008.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
	By:	NORTHLAND COMMUNICATIONS CORPORATION
(Managing General Partner)

Date: 3-1-10	By	/S/ JOHN S. WHETZELL John S. Whetzell, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ JOHN S. WHETZELL	Chief executive officer of registrant; chief executive officer and	3-1-10

John S. Whetzell	Chairman of the board of directors of Northland Communications Corporation

/S/ JOHN E. IVERSON	Secretary and Director of Northland Communications	3-1-10

John E. Iverson	Corporation

/S/ RICHARD I. CLARK	Director of Northland Communications Corporation	3-1-10

Richard I. Clark

Report of Independent Registered Public Accounting Firm
The Partners
Northland Cable Properties Seven Limited Partnership:
We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 2009 and 2008, and the related statements of income, changes in partners’ capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
(signed) KPMG LLP
Seattle, Washington
March 1, 2010

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Cash	$1,339,369	1,734,024
Accounts receivable (net of allowance of $11,250 and $8,500)	333,366	271,957
Due from affiliates	53,628	27,626
Prepaid expenses	65,405	61,900

Investment in cable television properties:
Property and equipment	21,307,828	19,874,382
Less accumulated depreciation	(15,392,597)	(14,304,219)

	5,915,231	5,570,163

Franchise agreements (net of accumulated amortization of $9,995,974 in 2009 and 2008) (note 3(c))	9,606,966	9,606,966

Total investment in cable television properties	15,522,197	15,177,129

Total assets	$17,313,965	17,272,636

Liabilities and Partners’ Capital (Deficit)

Liabilities:
Accounts payable and accrued expenses	$837,047	738,714
Due to managing general partner and affiliates	79,141	89,119
Deposits	22,913	24,595
Subscriber prepayments	249,443	225,347

Total liabilities	1,188,544	1,077,775

Partners’ capital (deficit):
General Partners:
Contributed capital	(25,367)	(25,367)
Accumulated deficit	(11,620)	(23,340)

	(36,987)	(48,707)

Limited Partners:
Contributed capital, net (49,656 units)	17,312,982	18,554,382
Accumulated deficit	(1,150,574)	(2,310,814)

	16,162,408	16,243,568

Total liabilities and partners’ capital	$17,313,965	17,272,636

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Income
Years ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Revenue	$9,503,044	8,961,332	8,848,630

Expenses:
Operating / cost of revenue (including $133,054, $125,659 and $124,131, net, paid to affiliates in 2009, 2008, and 2007, respectively), excluding depreciation and amortization expense recorded below	906,103	968,102	858,807
General and administrative (including $980,068, $968,206, and $849,867, net, paid to affiliates in 2009, 2008, and 2007, respectively)	2,534,782	2,404,302	2,357,694
Programming / cost of revenue (including $39,114, $12,470, and $9,222, net, paid to affiliates in 2009, 2008, and 2007, respectively)	3,558,244	3,195,907	3,161,433
Depreciation expense / cost of revenue	1,210,034	1,211,146	1,436,701
Loss (gain) on disposal of assets	60,094	2,223	(1,202)

	8,269,257	7,781,680	7,813,433

Operating income	1,233,787	1,179,652	1,035,197

Other income (expense):
Interest expense and amortization of loan fees	—	(25,730)	(93,638)
Loss on extinguishment of debt (note 8)	—	(38,240)	—
Interest income and other expense, net	(61,827)	(180,995)	(406,475)

Income from continuing operations	1,171,960	934,687	535,084

Discontinued operations (note 11):
Gain on sale of Bay City system	—	—	59,928

Net income	$1,171,960	934,687	595,012

Allocation of net income:
General Partners	$11,720	9,347	5,950
Limited Partners	1,160,240	925,340	589,062

Net income per limited partnership unit	23	19	12
Income from continuing operations per limited partnership unit	23	19	11
Income from discontinued operations per limited partnership unit	—	—	1
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Changes in Partners’ Capital (Deficit)
Years ended December 31, 2009, 2008, and 2007

	General	Limited
	Partners	Partners	Total
Balance, December 31, 2006	(64,004)	14,729,166	14,665,162
Net income	5,950	589,062	595,012

Balance, December 31, 2007	(58,054)	15,318,228	15,260,174
Net income	9,347	925,340	934,687

Balance, December 31, 2008	$(48,707)	16,243,568	16,194,861
Net income	11,720	1,160,240	1,171,960
Distribution declared to Limited Partners	—	(1,241,400)	(1,241,400)

Balance, December 31, 2009	$(36,987)	16,162,408	16,125,421

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Cash Flows
Years ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income	$1,171,960	934,687	595,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,210,034	1,211,146	1,436,701
Loan fee amortization	—	9,560	38,238
Loss (gain) on asset dispositions	46,094	2,223	(1,202)
Gain from discontinued operations	—	—	(59,928)
Loss on extinguishment of debt	—	38,240	—
Changes in certain assets and liabilities:
Accounts receivable	(61,409)	(52,728)	(44,374)
Prepaid expenses	(3,504)	18,322	262
Accounts payable and accrued expenses	60,474	(86,674)	19,168
Due to/from General Partner and affiliates	(35,981)	120,594	(48,329)
Deposits	(1,682)	3,725	4,205
Subscriber prepayments	24,096	67,551	(9,668)

Net cash provided by operating activities	2,410,082	2,266,646	1,930,085

Cash flows from investing activities:
Purchase of property and equipment	(1,566,337)	(811,197)	(887,587)
Proceeds from sale of systems	—	—	985,955
Proceeds from sale of assets	3,000	13,379	9,178

Net cash provided by (used in) investing activities	(1,563,337)	(797,818)	107,546

Cash flows from financing activities:
Principal payments on notes payable	—	(663,299)	(1,433,377)
Distribution to limited partners	(1,241,400)	—	—

Net cash used in financing activities	(1,241,400)	(663,299)	(1,433,377)

Increase (decrease) in cash	(394,655)	805,529	604,254
Cash, beginning of year	1,734,024	928,495	324,241

Cash, end of year	$1,339,369	1,734,024	928,495

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	16,170	55,400
Capital expenditures in accounts payable at December 31, 2009, 2008 and 2007	$87,098	49,239	17,134
See accompanying notes to financial statements.

(1)	Organization and Partners’ Interests
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

Northland Communications Corporation (the General Partner or Northland) manages the operations and is the General Partner of the Partnership under the terms of an Amended and Restated Agreement of Limited Partnership which will expire on December 31, 2013. An Amendment to extend the term of the Partnership from December 31, 2010 to December 31, 2013, was approved at a special meeting of the limited partners on November 19, 2009. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, Northland manages cable television systems for another limited partnership and an LLC that sold its operating assets in February 2008, for which it serves as General Partner and Managing Member, respectively.

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

(3)	Summary of Significant Accounting Policies
(a) Accounts Receivable
Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $11,250 and $8,500 at December 31, 2009 and 2008, respectively. Receivables are stated at net realizable value and are written-off when the Partnership deems specific customer invoices to be uncollectible.
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

In accordance with generally accepted accounting standards for long-lived assets, property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.

(c) Intangible Assets
The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchise agreements meet the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets ceased on December 31, 2001. The Partnership tests these intangibles for impairment during the fourth quarter of each year presented and has determined that the fair value of the assets exceed their carrying value. The Partnership determined that there are no conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.
(d) Loan Fees
Loan fees were being amortized using the straight-line method, which approximated the effective interest method, over periods of five to six years. The Partnership recorded loan fee amortization expense attributable to continuing operations of $9,560 and $38,238 in 2008 and 2007, respectively. The Partnership paid off the balance on its credit facility in April of 2008 at which time the unamortized loan fees of $38,240 were expensed. The unamortized loan fees are reported as a loss on extinguishment of debt in the Partnership’s statement of income.
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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense for the amount of the loss, net of any amounts to be drawn from the fund. In 2009, 2008, and 2007, the Partnership was required to make contributions and was charged $34,659, $21,480, and $18,689, respectively, by the fund. As of December 31, 2009 and 2008 the fund (related to all Northland entities) had a balance of $423,556 and $111,176, respectively. Amounts paid from the fund related to all Northland entities were $34,841, $630,000, and $25,866, in 2009, 2008, and 2007, respectively.
(f) Revenue Recognition
Cable television and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in continuing operations were $316,278, $299,613, and $266,739 in 2009, 2008, and 2007, respectively.

(g) Advertising Costs
The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to continuing operations were $44,506, $56,128, and $43,720 in 2009, 2008, and 2007, respectively.
(h) Segment Information
The Partnership manages its business and makes operating decisions at the operating segment level. The Partnership follows general standards of operating segment aggregation, reporting business activities under a single reportable segment, telecommunications services. Additionally, all of its activities take place in the United States of America.
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
(j) Fair Value of Financial Instruments
We measure certain financial assets and financial liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009.

	Total	Level 1	Level 2	Level 3
Cash	$1,339,369	$1,339,369	$—	$—
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2008.

	Total	Level 1	Level 2	Level 3
Cash	$1,734,024	$1,734,024	$—	$—
The Partnership adopted FASB ASC 820 (previously FSP SFAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments) in second quarter 2009. FASB ASC 820 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption did not have a material effect on our financial position, results of operations or cash flows. The fair value of cash approximates its carrying value.

(k) Accounting Pronouncements Issued Not Yet Adopted
In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. Management is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on the Partnership’s results of operations and financial condition and whether we will adopt the standard early.
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

The Limited Partners’ total initial contributions to capital were $9,568,500 ($500 per partnership unit), offset by offering costs, distributions to limited partners and limited partnership unit repurchases through the end of December 31, 2009. The limited partners have received in aggregate cash distributions of $4,349,954, as of December 31, 2009.
(5)	Transactions with General Partner and Affiliates
(a) Management Fees
The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $475,152, $448,067, and $442,432 for 2009, 2008, and 2007, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $621,440, $637,125, and $500,201 for 2009, 2008, and 2007, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s continuing operations received $31,641 and $19,723 in 2009 and 2008, respectively, and paid $3,887 in 2007.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned or managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2009, 2008, and 2007, the Partnership’s continuing operations included $206,243, $138,370, and $87,562, respectively, for these services. Of this amount, $118,958, $90,920, and $50,863 were capitalized in 2009, 2008, and 2007, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $150,386, $139,757, and $190,450, in payments received under the terms of this agreement during 2009, 2008, and 2007, respectively.

As disclosed in the Partnership’s Prospectus (which has been incorporated by reference), certain conflicts of interest may arise between the Partnership and the Managing General Partner and its affiliates. Certain conflicts may arise due to the allocation of management time, services and functions between the Partnership and existing and future partnerships as well as other business ventures. The Managing General Partner has sought to minimize these conflicts by allocating costs between systems on a reasonable basis. Each limited partner may have access to the books and non-confidential records of the Partnership. A review of the books will allow a limited partner to assess the reasonableness of these allocations. The Agreement of Limited Partnership provides that any limited partner owning 10% or more of the Partnership units may call a special meeting of the Limited Partners, by giving written notice to the Managing General Partner specifying in general terms the subjects to be considered. In the event of a dispute between the Managing General Partner and Limited Partners, which cannot be otherwise resolved, the Agreement of Limited Partnership provides steps for the removal of a Managing General Partner by the Limited Partners.

(c) Due from Affiliates
The receivable from the affiliates consists of the following:

	December 31
	2009	2008
Reimbursable operating costs, net	$3,054	4,165
Other amounts due from affiliates, net	50,574	23,461

	$53,628	27,626

(d) Due to General Partner and Affiliates
The payable to the General Partner and affiliates consists of the following:

	December 31
	2009	2008
Management fees	$(4,101)	2,306
Reimbursable operating costs, net	50,867	61,236
Other amounts due to General Partner and affiliates, net	32,375	25,577

	$79,141	89,119

(6)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2009	2008
Land and buildings	$587,659	627,654
Distribution plant	19,208,384	17,872,511
Other equipment	1,427,643	1,284,720
Leasehold improvements	26,161	23,009
Construction in progress	57,981	66,488

	21,307,828	19,874,382
Accumulated depreciation	(15,392,597)	(14,304,219)

Property and equipment, net of accumulated depreciation	$5,915,231	5,570,163

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31
	2009	2008
Accounts payable	$170,587	138,893
Program license fees	312,954	289,416
Franchise fees	157,328	159,441
Pole rental	62,942	78,150
Payroll	42,743	37,114
Taxes	1,465	1,817
Copyright fees	18,050	11,095
Other	70,978	22,788

	$837,047	738,714

(8)	Note Payable

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

There was no taxable income allocated to the Limited Partners in 2009, 2008 and 2007.

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

The Partnership follows FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a filer’s tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of the ASC does not have a significant impact on the Partnership. The Partnership had no unrecognized tax benefits as of December 31, 2009 and 2008.

(10)	Commitments and Contingencies
(a) Lease Arrangements
The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense attributable to continuing operations, related to these leases was $26,766, $26,872 and $26,872 in 2009, 2008, and 2007, respectively. Minimum lease payments through the end of the lease terms are as follows:

2010	$11,200
2011	11,200
2012	9,333

$31,733

The Partnership also rents utility poles in its operations. Generally, pole rentals are based on pole usage and cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals attributable to continuing operations for the years ended December 31, 2009, 2008, and 2007 was $207,735, $154,843, and $160,582, respectively.
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

On September 9, 2008, the District Court, for the City and County of Denver upheld a preliminary injunction enjoining the Partnership from terminating the Agreement. Pursuant to the District Court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership has appealed the injunction order of the District Court as originally entered and as subsequently modified. On February 9, 2010 the appellate court heard oral arguments. It is currently unknown when the appellate court will rule on the appeals. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.

Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $59,056, $187,437 and $410,681 for 2009, 2008 and 2007, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.