Form 10-Q
period 2010-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2010-05-17
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	March 31,	December 31,
	2010	2009
ASSETS

Cash	$529,567	$1,339,369
Accounts receivable, net of allowance of $12,250 and $11,250, respectively	197,029	333,366
Due from affiliates	82,395	53,628
Prepaid expenses	215,417	65,405
Property and equipment, net of accumulated depreciation of $15,645,876 and $15,392,597 respectively	6,022,787	5,915,231
Franchise agreements, net of accumulated amortization of $9,995,974	9,606,966	9,606,966

Total assets	$16,654,161	$17,313,965

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$717,903	$837,047
Due to Managing General Partner and affiliates	130,425	79,141
Deposits	25,355	22,913
Subscriber prepayments	237,794	249,443

Total liabilities	1,111,477	1,188,544

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(8,758)	(11,620)

	(34,125)	(36,987)

Limited Partners:
Contributed capital, net (49,656 units)	16,444,002	17,312,982
Accumulated deficit	(867,193)	(1,150,574)

	15,576,809	16,162,408

Total partners’ capital	15,542,684	16,125,421

Total liabilities and partners’ capital	$16,654,161	$17,313,965

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2010	2009

Service revenues	$2,403,527	$2,379,704

Expenses:
Cable system operations / cost of revenue (including $32,297 and $34,940 to affiliates in 2009 and 2008, respectively), excluding depreciation shown below	230,425	221,577
General and administrative (including $238,427 and $240,720 to affiliates in 2009 and 2008, respectively)	643,899	601,327
Programming / cost of revenue (including $11,874 and $6,458 to affiliates in 2009 and 2008, respectively)	931,882	884,023
Depreciation / cost of revenue	301,284	300,014
Gain on disposal of assets	(377)	—

	2,107,113	2,006,941

Income from operations	296,414	372,763

Other income (expense):
Interest income and other, net	(10,171)	(4,811)

	(10,171)	(4,811)

Net income	$286,243	$367,952

Allocation of net income:

General Partners (1%)	$2,862	$3,680

Limited Partners (99%)	$283,381	$364,272

Net income per limited partnership unit (49,656 units):	5.71	7.34

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$286,243	$367,952
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	301,284	300,014
Gain on sale of assets	(377)	—
(Increase) decrease in operating assets:
Accounts receivable	136,337	32,298
Due from affiliates	(28,767)	(2,041)
Prepaid expenses	(150,012)	(65,902)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(119,144)	22,836
Due to Managing General Partner and affiliates	51,284	8,587
Deposits	2,442	1,655
Subscriber prepayments	(11,649)	37,897

Net cash provided by operating activities	467,641	703,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(410,963)	(313,399)
Proceeds from the sale of assets	2,500	—

Net cash used in investing activities	(408,463)	(313,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to limited partners	(868,980)	(1,241,400)

Net cash used in financing activities	(868,980)	(1,241,400)

DECREASE IN CASH	(809,802)	(851,503)

CASH, beginning of period	1,339,369	1,734,024

CASH, end of period	$529,567	$882,521

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2010, its statements of operations for the three months ended March 31, 2010 and 2009, and its statements of cash flows for the three months ended March 31, 2010 and 2009. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
(3) Litigation
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership and its financial statements.
(4) Potential Sale of Systems
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
On September 9, 2008, the District Court, for the City and County of Denver upheld the preliminary injunction enjoining the Partnership from terminating the Agreement. The Partnership appealed the initial injunction order of the District Court as originally entered and as subsequently modified. On May 13, 2010 the Colorado Court of Appeals reversed the opinion of the District Court and remanded the case with instructions to vacate the preliminary injunction. It is uncertain whether Green River will seek reconsideration or appeal the decision of the appellate court. The timing and ultimate disposition of this litigation cannot be determined at this time.
Fees for legal activities in connection with the aforementioned purchase and sale transaction amounted to $10,550 and $6,006 for the three months ended March 31, 2010 and 2009, respectively, and have been expensed as incurred within interest income and other in the accompanying statements of operations.
(5) Fair Value of Assets
We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets measured at fair value on a recurring basis at March 31, 2010.

	Total	Level 1	Level 2	Level 3
Cash	$529,567	$529,567	$—	$—
The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2009.

	Total	Level 1	Level 2	Level 3
Cash	$1,339,369	$1,339,369	$—	$—
The Partnership follows the provisions of FASB ASC 820 Fair Value Measurements and Disclosures. The fair value of cash approximates its carrying value.
(6) Accounting Pronouncements Issued Not Yet Adopted
In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. Management is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on the Partnership’s results of operations and financial condition.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Three Months Ended March 31, 2010 and 2009
Total basic subscribers decreased from 11,630 as of March 31, 2009 to 10,651 as of March 31, 2010. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $2,403,527 for the three months ended March 31, 2010, an increase of approximately 1% from $2,379,704 for the three months ended March 31, 2009. Revenue for the three months ended March 31, 2010, were comprised of the following sources:
•	$1,689,094 (70%) from basic and expanded video services,

•	$330,594 (14%) from high speed Internet services

•	$112,709 (5%) from telephony services

•	$91,694 (4%) from premium video services

•	$51,225 (2%) from advertising

•	$44,099 (2%) from late fees

•	$84,112 (3% ) from other sources.
Average monthly revenue per subscriber increased $6.92 or approximately 10% from $68.69 for the three months ended March 31, 2009 to $75.61 for the three months ended March 31, 2010. This increase is attributable to increased penetration of new products, specifically, high-speed Internet and telephony services and rate increases implemented throughout the Partnership’s systems during the first quarter of 2010. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and gain on disposal of assets totaled $230,425 for the three months ended March 31, 2010, representing an increase of approximately 4% from $221,577 for the three months ended March 31, 2009. This increase is primarily attributable to an increase in system utility and pole rental expense
General and administrative expenses totaled $643,899 for the three months ended March 31, 2010, representing an increase of approximately 7% from $601,327 for the three months ended March 31, 2009. This increase is primarily attributable to increased administrative salaries, audit fees and marketing expenses.
Programming expenses totaled $931,882 for the three months ended March 31, 2010, an increase of approximately 5% from $884,023 for the three months ended March 31, 2009. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 11,630 as of March 31, 2009 to 10,651 as of March 31, 2010. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $301,284 for the three months ended March 31, 2010, consistent with the same period in 2009. Depreciation of recent purchases related to the upgrade of plant and equipment were offset by certain assets becoming fully depreciated.
Interest income and other, net totaled $10,171 and $4,811 for the three months ended March 31, 2010 and 2009, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership’s assets.

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
Net cash provided by operating activities totaled $467,641 for the three months ended March 31, 2010. Adjustments to the $286,243 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $301,284 offset by changes in other operating assets and liabilities of $119,509.
Net cash used in investing activities totaled $408,463 for the three months ended March 31, 2010 and consisted primarily of purchases of property and equipment.
Net cash used in financing activities for the three months ended March 31, 2010 consisted of $868,980 in cash distributions to limited partners.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements related to minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2010:

	Payments Due By Period
		Less than 1	1—3	3—5	More than
	Total	year	Years	years	5 years

Minimum operating lease payments	$28,933	$11,200	$17,733	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2010.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $207,735 in 2009.
Capital Expenditures
During the first three months of 2010, the Partnership paid approximately $411,000 for capital expenditures. These expenditures include the continued construction of fiber and quality assurance projects to upgrade the plant providing increased channel capacity in all systems as well as customer premise equipment to receive all communications services provided by the Partnership.
Due to the potential sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during the remainder of 2010 is uncertain. Capital expenditures for the remainder of the year will be dependant on the timing of the potential sale however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in all systems, potential line extension opportunities, the possible launch of additional HD (high definition) services in selected systems, vehicle replacements and the continued deployment of both high-speed Internet and digital telephone services in certain areas of the Partnership’s systems.
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
The Partnership is not subject to market risks arising from changes in interest rates.
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
On September 9, 2008, the District Court, for the City and County of Denver upheld a preliminary injunction enjoining the Partnership from terminating the Agreement. Pursuant to the District Court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership has appealed the initial injunction order of the District Court as originally entered and as subsequently modified. On May 13, 2010 the Colorado Court of Appeals reversed the opinion of the District Court and remanded the case with instructions to vacate the preliminary injunction. It is uncertain whether Green River will seek reconsideration or appeal the decision of the appellate court. The timing and ultimate disposition of this litigation cannot be determined at this time.
The Partnership may be party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of such legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial conditions and prospects.
ITEM 1A Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2009 Form 10-K.
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 14, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 14, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 14, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 14, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/S/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	5-14-10

/S/ GARY S. JONES Gary S. Jones	President	5-14-10