Form 10-Q
period 2010-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2010-08-13
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	June 30,	December 31,
	2010	2009
ASSETS

Cash	$765,842	$1,339,369
Accounts receivable, net of allowance of $9,750 and $11,250, respectively	239,444	333,366
Due from affiliates	29,593	53,628
Prepaid expenses	154,374	65,405
Property and equipment, net of accumulated depreciation of $15,952,198 and $15,392,597 respectively	6,151,487	5,915,231
Franchise agreements, net of accumulated amortization of $9,995,974	9,606,966	9,606,966

Total assets	$16,947,706	$17,313,965

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$766,535	$837,047
Due to Managing General Partner and affiliates	111,472	79,141
Deposits	24,655	22,913
Subscriber prepayments	217,419	249,443

Total liabilities	1,120,081	1,188,544

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(5,908)	(11,620)

	(31,275)	(36,987)

Limited Partners:
Contributed capital, net (49,656 units)	16,444,002	17,312,982
Accumulated deficit	(585,102)	(1,150,574)

	15,858,900	16,162,408

Total partners’ capital	15,827,625	16,125,421

Total liabilities and partners’ capital	$16,947,706	$17,313,965

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2010	2009
Service revenues	$4,842,485	$4,812,794

Expenses:
Cable system operations / cost of revenue (including $66,463 and $69,573 to affiliates in 2010 and 2009, respectively), excluding depreciation shown below	463,118	442,185
General and administrative (including $497,619 and $507,094 to affiliates in 2010 and 2009, respectively)	1,301,666	1,292,016
Programming / cost of revenue (including $25,283 and $16,907 to affiliates in 2010 and 2009, respectively)	1,888,191	1,792,284
Depreciation / cost of revenue	607,606	601,692
(Gain) loss on disposal of assets	(377)	2,631

	4,260,204	4,130,808

Income from operations	582,281	681,986

Other income (expense):
Other (expenses) net of interest income	(11,097)	(24,873)

	(11,097)	(24,873)

Net income	$571,184	$657,113

Allocation of net income:

General Partners (1%)	$5,712	$6,571

Limited Partners (99%)	$565,472	$650,542

Net income per limited partnership unit (49,656 units):	11.39	13.10

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2010	2009
Service revenues	$2,438,958	$2,433,090

Expenses:
Cable system operations / cost of revenue (including $34,165 and $34,633 to affiliates in 2010 and 2009, respectively), excluding depreciation shown below	232,693	220,608
General and administrative (including $240,629 and $266,374 to affiliates in 2010 and 2009, respectively)	657,767	690,690
Programming / cost of revenue (including $13,409 and $10,450 to affiliates in 2010 and 2009, respectively)	956,309	908,260
Depreciation / cost of revenue	306,322	301,678
Loss on disposal of assets	—	2,631

	2,153,091	2,123,867

Income from operations	285,867	309,223

Other income (expense):
Other (expenses) net of interest income	(925)	(20,063)

	(925)	(20,063)

Net income	$284,942	$289,160

Allocation of net income:

General Partners (1%)	$2,849	$2,892

Limited Partners (99%)	$282,093	$286,268

Net income per limited partnership unit (49,656 units):	5.68	5.77

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$571,184	$657,113
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	607,606	601,692
(Gain) loss on sale of assets	(377)	2,631
(Increase) decrease in operating assets:
Accounts receivable	93,922	25,478
Due from affiliates	24,035	(10,868)
Prepaid expenses	(88,969)	(34,077)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(70,512)	99,994
Due to Managing General Partner and affiliates	32,331	32,941
Deposits	1,742	1,120
Subscriber prepayments	(32,024)	23,370

Net cash provided by operating activities	1,138,938	1,399,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(845,985)	(784,942)
Proceeds from the sale of assets	2,500	—

Net cash used in investing activities	(843,485)	(784,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to limited partners	(868,980)	(1,241,400)

Net cash used in financing activities	(868,980)	(1,241,400)

DECREASE IN CASH	(573,527)	(626,948)

CASH, beginning of period	1,339,369	1,734,024

CASH, end of period	$765,842	$1,107,076

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2010, its statements of operations for the three and six months ended June 30, 2010 and 2009, and its statements of cash flows for the six months ended June 30, 2010 and 2009. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Fees for legal activities in connection with the aforementioned purchase and sale transaction amounted to $1,052 and $15,103 for the three months ended June 30, 2010 and 2009, respectively, and have been expensed as incurred within interest income and other in the accompanying statements of operations.
(5) Fair Value of Assets
We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets measured at fair value on a recurring basis at June 30, 2010.

	Total	Level 1	Level 2	Level 3
Cash	$765,842	$765,842	$—	$—
The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2009.

	Total	Level 1	Level 2	Level 3
Cash	$1,339,369	$1,339,369	$—	$—
The Partnership follows the provisions of FASB ASC 820 Fair Value Measurements and Disclosures. The fair value of cash approximates its carrying value.
(6) Accounting Pronouncements Issued Not Yet Adopted
In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Partnership has not adopted ASU 2009-13. Management is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on the Partnership’s results of operations and financial condition.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Six Months Ended June 30, 2010 and 2009
Total basic subscribers decreased from 11,237 as of June 30, 2009 to 10,313 as of June 30, 2010. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $4,842,485 for the six months ended June 30, 2010, an increase of approximately 1% from $4,812,794 for the six months ended June 30, 2009. Revenue for the six months ended June 30, 2010, was comprised of the following sources:
•	$3,346,056 (69%) from basic and expanded video services,

•	$686,025 (14%) from high speed Internet services

•	$250,629 (5%) from telephony services

•	$180,738 (4%) from premium video services

•	$131,654 (3%) from advertising

•	$89,795 (2%) from late fees

•	$157,588 (3%) from other sources.
Average monthly revenue per subscriber increased $6.74 or approximately 10% from $70.04 for the six months ended June 30, 2009 to $76.78 for the six months ended June 30, 2010. This increase is attributable to increased penetration of new products, specifically, high-speed Internet and telephony services and rate increases implemented throughout the Partnership’s systems during the first quarter of 2010. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and gain/loss on disposal of assets totaled $463,118 for the six months ended June 30, 2010, representing an increase of approximately 5% from $442,185 for the six months ended June 30, 2009. This increase is primarily attributable to increased operating salaries, pole rental expense and vehicle operating expenses.
General and administrative expenses totaled $1,301,666 for the six months ended June 30, 2010, representing an increase of approximately 1% from $1,292,016 for the six months ended June 30, 2009. This increase is primarily attributable to increased administrative salaries, audit fees and marketing expenses offset by decreases in administrative overhead and bad debt expense.
Programming expenses totaled $1,888,191 for the six months ended June 30, 2010, an increase of approximately 5% from $1,792,284 for the six months ended June 30, 2009. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 11,237 as of June 30, 2009 to 10,313 as of June 30, 2010. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $607,606 for the six months ended June 30, 2010, an increase of approximately 1% from $601,692 for the six months ended June 30, 2009. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.
Interest income and other, net totaled $11,097 and $24,873 for the six months ended June 30, 2010 and 2009, respectively, and consists primarily of costs incurred in connection with the litigation associated with the proposed sale of the Partnership’s assets.

Results of Operations — Three Months Ended June 30, 2010 and 2009
Total basic subscribers decreased from 11,237 as of June 30, 2009 to 10,313 as of June 30, 2010. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $2,438,958 for the three months ended June 30, 2010, a slight increase from $2,433,090 for the three months ended June 30, 2009. Revenue for the three months ended June 30, 2010, was comprised of the following sources:
•	$1,656,963 (68%) from basic and expanded video services,

•	$355,431 (14%) from high speed Internet services

•	$137,920 (6%) from telephony services

•	$89,043 (4%) from premium video services

•	$80,429 (3%) from advertising

•	$45,696 (2%) from late fees

•	$73,476 (3%) from other sources.
Average monthly revenue per subscriber increased $6.57 or approximately 9% from $71.41 for the three months ended June 30, 2009 to $77.98 for the three months ended June 30, 2010. This increase is attributable to increased penetration of new products, specifically, high-speed Internet and telephony services and rate increases implemented throughout the Partnership’s systems during the first quarter of 2010. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and loss on disposal of assets totaled $232,693 for the three months ended June 30, 2010, representing an increase of approximately 5% from $220,608 for the three months ended June 30, 2009. This increase is primarily attributable to increased vehicle operating expenses.
General and administrative expenses totaled $657,767 for the three months ended June 30, 2010, representing a decrease of approximately 5% from $690,690 for the three months ended June 30, 2009. A bad debt reserve recorded in 2009 for an advertising receivable of which the collection was uncertain in the amount of $53,772 offset increases in administrative salaries, administrative services and audit fees for three months ended June 30, 2010.
Programming expenses totaled $956,309 for the three months ended June 30, 2010, an increase of approximately 5% from $908,260 for the three months ended June 30, 2009. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 11,237 as of June 30, 2009 to 10,313 as of June 30, 2010. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $306,322 for the three months ended June 30, 2010, an increase of approximately 2% from $301,678 for the three months ended June 30, 2009. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.
Interest income and other, net totaled $925 and $20,063 for the three months ended June 30, 2010 and 2009, respectively, and consists primarily of costs incurred in connection with the litigation associated with the proposed sale of the Partnership’s assets.
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

Net cash provided by operating activities totaled $1,138,938 for the six months ended June 30, 2010. Adjustments to the $571,184 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $607,606 offset by changes in other operating assets and liabilities of $39,475.
Net cash used in investing activities totaled $843,485 for the six months ended June 30, 2010 and consisted primarily of purchases of property and equipment.
Net cash used in financing activities for the six months ended June 30, 2010 consisted of $868,980 in cash distributions to limited partners.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements related to minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2010:

		Payments Due By Period
			1 – 3	3 – 5
	Total	Less than 1 year	Years	years	More than 5 years

Minimum operating lease payments	$26,133	$5,600	$20,533	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2010.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $207,735 in 2009.
Capital Expenditures
During the first six months of 2010, the Partnership paid approximately $846,000 for capital expenditures. These expenditures include the continued construction of fiber and quality assurance projects to upgrade the plant providing increased channel capacity in all systems as well as customer premise equipment to receive all communications services provided by the Partnership.
Management has estimated that the Partnership will spend approximately $1,200,000 on capital expenditures during the remainder of 2010. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in all systems, potential line extension opportunities, the possible launch of additional HD (high definition) services in selected systems, vehicle replacements and the continued deployment of both high-speed Internet and digital telephone services in certain areas of the Partnership’s systems.
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
Management believes the Partnership’s franchises have indefinite lives because they are expected to be used by the Partnership for the foreseeable future as determined based on an analysis of all pertinent factors, including changes in legal, regulatory or contractual provisions and effects of obsolescence, demand and competition. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises is not material in relation to the carrying value of the franchises. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates.

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

ITEM 1A	Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2009 Form 10-K.

ITEM 2	Changes in securities
     None

ITEM 3	Defaults upon senior securities
     None

ITEM 4	Submission of matters to a vote of security holders
     None

ITEM 5	Other information
     None

ITEM 6	Exhibits
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 13, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 13, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 13, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 13, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and	8-13-10
Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	President	8-13-10
Gary S. Jones