Form 10-Q
period 2010-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2010-11-15
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	September 30,	December 31,
	2010	2009
ASSETS

Cash	$654,153	$1,339,369
Accounts receivable, net of allowance of $9,750 and $11,250, respectively	240,725	333,366
Due from affiliates	54,641	53,628
Prepaid expenses	145,894	65,405
Property and equipment, net of accumulated depreciation of $16,196,598 and $15,392,597 respectively	6,379,640	5,915,231
Franchise agreements, net of accumulated amortization of $9,995,974	8,991,966	9,606,966

Total assets	$16,467,019	$17,313,965

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$727,572	$837,047
Due to Managing General Partner and affiliates	110,275	79,141
Deposits	23,930	22,913
Subscriber prepayments	189,588	249,443

Total liabilities	1,051,365	1,188,544

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(10,028)	(11,620)

	(35,395)	(36,987)

Limited Partners:
Contributed capital, net (49,656 units)	16,444,002	17,312,982
Accumulated deficit	(992,953)	(1,150,574)

	15,451,049	16,162,408

Total partners’ capital	15,415,654	16,125,421

Total liabilities and partners’ capital	$16,467,019	$17,313,965

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2010	2009

Service revenues	$7,216,663	$7,187,906

Expenses:
Cable system operations / cost of revenue (including $121,026 and $97,788 to affiliates in 2010 and 2009, respectively), excluding depreciation shown below	696,174	675,270
General and administrative (including $731,400 and $752,277 to affiliates in 2010 and 2009, respectively)	1,977,310	1,945,895
Programming / cost of revenue (including $39,054 and $27,419 to affiliates in 2010 and 2009, respectively)	2,831,102	2,684,532
Depreciation / cost of revenue	924,455	907,744
Loss on impairment of franchise agreement	615,000	—
Loss on disposal of assets	1,248	5,781

	7,045,289	6,219,222

Income from operations	171,374	968,684

Other income (expense):
Other (expenses) net of interest income	(12,161)	(48,616)

	(12,161)	(48,616)

Net income	$159,213	$920,068

Allocation of net income:

General Partners (1%)	$1,592	$9,201

Limited Partners (99%)	$157,621	$910,867

Net income per limited partnership unit (49,656 units):	3.17	18.34

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2010	2009

Service revenues	$2,374,178	$2,375,112

Expenses:
Cable system operations / cost of revenue (including $54,563 and $28,215 to affiliates in 2010 and 2009, respectively), excluding depreciation shown below	233,056	233,085
General and administrative (including $245,493 and $245,182 to affiliates in 2010 and 2009, respectively)	675,644	653,879
Programming / cost of revenue (including $13,771 and $10,512 to affiliates in 2010 and 2009, respectively)	942,912	892,247
Depreciation / cost of revenue	316,850	306,052
Loss on impairment of franchise agreement	615,000	—
Loss on disposal of assets	1,625	3,150

	2,785,087	2,088,413

(Loss) Income from operations	(410,909)	286,699

Other income (expense):
Other (expenses) net of interest income	(1,063)	(23,744)

	(1,063)	(23,744)

Net (loss) income	$(411,972)	$262,955

Allocation of net (loss) income:

General Partners (1%)	$(4,120)	$2,630

Limited Partners (99%)	$(407,852)	$260,325

Net (loss) income per limited partnership unit (49,656 units):	(8.21)	5.24

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,213	$920,068
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	924,455	907,744
Loss on sale of assets	1,248	5,781
Loss on impairment of franchise agreement	615,000	—
(Increase) decrease in operating assets:
Accounts receivable	92,641	22,890
Due from affiliates	(1,013)	(71,385)
Prepaid expenses	(80,489)	(38,887)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(109,475)	50,092
Due to Managing General Partner and affiliates	31,134	8,593
Deposits	1,017	113
Subscriber prepayments	(59,855)	(42,488)

Net cash provided by operating activities	1,573,876	1,762,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,392,612)	(1,194,478)
Proceeds from the sale of assets	2,500	—

Net cash used in investing activities	(1,390,112)	(1,194,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to limited partners	(868,980)	(1,241,400)

Net cash used in financing activities	(868,980)	(1,241,400)

DECREASE IN CASH	(685,216)	(673,357)

CASH, beginning of period	1,339,369	1,734,024

CASH, end of period	$654,153	$1,060,667

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2010, its statements of operations for the three and nine months ended September 30, 2010 and 2009, and its statements of cash flows for the nine months ended September 30, 2010 and 2009. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
As part of conducting this test during the fourth quarter, the Partnership determined that the carrying value of the franchise agreements associated with its Toccoa, GA system exceeded such assets fair value as of September 30, 2010. This is primarily the result of a decrease in estimated future cash flows expected to be generated by the system, which is due to, among other factors, the decline in the number of subscribers served by the system since it was acquired in December of 1997. As a result, the Partnership recognized an estimated impairment loss of $615,000 as of September 30, 2010. The impairment represents management’s best estimate based on its analysis of information available at September 30, 2010. Management will continue to assess this estimate and complete the measurement of the franchise’s fair value in the fourth quarter of 2010.
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
On October 20, 2010, the District Court acted on the Colorado Court of Appeals’ instructions and vacated the preliminary injunction originally granted by the District Court which enjoined the Partnership from terminating the asset purchase agreement dated as of July 5, 2007, between the Partnership and Green River. As a result of the District Court’s actions, the Agreement is terminated. The timing and ultimate disposition of the litigation with Green River, including the awarding of damages, attorneys’ fees or the earnest money deposit, are unknown at this time.
The Partnership will continue to operate its assets in a manner intended to maximize revenue and cash flow. The Partnership expects to place its operating assets that were the subject of the Agreement back on the market for sale during the first quarter of 2011, although no assurance can be given that such a transaction will be consummated.
Fees for legal activities in connection with the aforementioned purchase and sale transaction amounted to $1,415 and $24,228 for the three months ended September 30, 2010 and 2009, respectively, and have been expensed as incurred within interest income and other in the accompanying statements of operations.
(5) Fair Value of Assets
We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets measured at fair value on a recurring basis at September 30, 2010.

	Total	Level 1	Level 2	Level 3
Cash	$654,153	$654,153	$—	$—
The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2009.

	Total	Level 1	Level 2	Level 3
Cash	$1,339,369	$1,339,369	$—	$—
Certain assets and liabilities of the Partnership are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The Partnership performed a valuation of its indefinite lived franchises as of September 30, 2010 using Level 3 inputs and recorded impairment charges of $615,000 during the quarter ended September 30, 2010. The valuation was performed by applying comparable value multiples derived from publicly available industry information to each system’s asset and operating results. See Note (2) Intangible Assets for further information.
The following table summarizes the balances of assets measured at fair value on a non-recurring basis at September 30, 2010.

	Total	Level 1	Level 2	Level 3	Impairment
Toccoa Franchise Intangible	$3,888,205	$—	$—	$3,888,205	$615,000

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
PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Nine Months Ended September 30, 2010 and 2009
Total basic subscribers decreased from 10,881 as of September 30, 2009 to 9,963 as of September 30, 2010. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $7,216,663 for the nine months ended September 30, 2010, an increase of $28,757 from $7,187,906 for the nine months ended September 30, 2009. Revenue for the nine months ended September 30, 2010, was comprised of the following sources:
•	$4,930,767 (68%) from basic and expanded video services,

•	$1,046,666 (14%) from high speed Internet services

•	$412,492 (6%) from telephony services

•	$263,822 (4%) from premium video services

•	$194,087 (3%) from advertising

•	$135,603 (2%) from late fees

•	$233,226 (3% ) from other sources.
Average monthly revenue per subscriber increased $6.57 or approximately 9% from $70.78 for the nine months ended September 30, 2009 to $77.35 for the nine months ended September 30, 2010. This increase is attributable to increased penetration of new products, specifically, high-speed Internet and telephony services and rate increases implemented throughout the Partnership’s systems during the first quarter of 2010. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, loss on impairment of franchise agreement, and loss on disposal of assets totaled $696,174 for the nine months ended September 30, 2010, representing an increase of approximately 3% from $675,270 for the nine months ended September 30, 2009. This increase is primarily attributable to increased operating salaries, system maintenance and vehicle operating expenses offset by a decrease in pole rental expense.

General and administrative expenses totaled $1,977,310 for the nine months ended September 30, 2010, representing an increase of approximately 2% from $1,945,895 for the nine months ended September 30, 2009. This increase is primarily attributable to increased administrative salaries, marketing expenses offset by decreases in administrative overhead and bad debt expense.
Programming expenses totaled $2,831,102 for the nine months ended September 30, 2010, an increase of approximately 5% from $2,684,532 for the nine months ended September 30, 2009. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 10,881 as of September 30, 2009 to 9,963 as of September 30, 2010. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $924,455 for the nine months ended September 30, 2010, an increase of approximately 2% from $907,744 for the nine months ended September 30, 2009. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.
Loss on impairment of franchise agreement totaled $615,000 for the nine months ended September 30, 2010, and resulted from the write down of the carrying value of the franchise agreements associated with its Toccoa, GA system to its fair value.
Interest income and other, net totaled $12,161 and $48,616 for the nine months ended September 30, 2010 and 2009, respectively, and consists primarily of costs incurred in connection with the litigation associated with the proposed sale of the Partnership’s assets.
Results of Operations — Three Months Ended September 30, 2010 and 2009
Total basic subscribers decreased from 10,881 as of September 30, 2009 to 9,963 as of September 30, 2010. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $2,374,178 for the three months ended September 30, 2010, a slight decrease from $2,375,112 for the three months ended September 30, 2009. Revenue for the three months ended September 30, 2010, was comprised of the following sources:
•	$1,584,711 (67%) from basic and expanded video services,

•	$360,641 (15%) from high speed Internet services

•	$161,863 (7%) from telephony services

•	$83,084 (3%) from premium video services

•	$62,432 (3%) from advertising

•	$45,808 (2%) from late fees

•	$75,639 (3% ) from other sources.
Average monthly revenue per subscriber increased $6.19 or approximately 9% from $72.34 for the three months ended September 30, 2009 to $78.53 for the three months ended September 30, 2010. This increase is attributable to increased penetration of new products, specifically, high-speed Internet and telephony services and rate increases implemented throughout the Partnership’s systems during the first quarter of 2010. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, loss on impairment of franchise agreement, and loss on disposal of assets totaled $233,056 for the three months ended September 30, 2010, consistent with the three months ended September 30, 2009. Increases in operating salaries, vehicle operating and system maintenance expense were offset by a decrease in pole rental expense.
General and administrative expenses totaled $675,644 for the three months ended September 30, 2010, representing an increase of approximately 3% from $653,879 for the three months ended September 30, 2009. This increase is attributable to increased administrative salaries, administrative services and marketing expenses.

Programming expenses totaled $942,912 for the three months ended September 30, 2010, an increase of approximately 6% from $892,247 for the three months ended September 30, 2009. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 10,881 as of September 30, 2009 to 9,963 as of September 30, 2010. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $316,850 for the three months ended September 30, 2010, an increase of approximately 3% from $306,052 for the three months ended September 30, 2009. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.
Loss on impairment of franchise agreement totaled $615,000 for the three months ended September 30, 2010, and resulted from the write down of the carrying value of the franchise agreements associated with its Toccoa, GA system to its fair value.
Interest income and other, net totaled $1,063 and $23,744 for the three months ended September 30, 2010 and 2009, respectively, and consists primarily of costs incurred in connection with the litigation associated with the proposed sale of the Partnership’s assets.
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
Net cash provided by operating activities totaled $1,573,876 for the nine months ended September 30, 2010. Adjustments to the $159,213 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $924,455 and loss on impairment of franchise agreement of $615,000 offset by changes in other operating assets and liabilities of $126,040.
Net cash used in investing activities totaled $1,390,112 for the nine months ended September 30, 2010 and consisted primarily of purchases of property and equipment.
Net cash used in financing activities for the nine months ended September 30, 2010 consisted of $868,980 in cash distributions to limited partners.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements related to minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2010:

		Payments Due By Period
			1 - 3	3 - 5
	Total	Less than 1 year	Years	years	More than 5 years

Minimum operating lease payments	$23,333	$2,800	$20,533	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2010.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $207,735 in 2009.

Capital Expenditures
During the first nine months of 2010, the Partnership paid approximately $1,393,000 for capital expenditures. These expenditures include the continued construction of fiber and quality assurance projects to upgrade the plant providing increased channel capacity in all systems as well as customer premise equipment to receive all communications services provided by the Partnership.
Management has estimated that the Partnership will spend approximately $693,000 on capital expenditures during the remainder of 2010. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in all systems, potential line extension opportunities, the launch of additional HD (high definition) services in selected systems, vehicle replacements and the continued deployment of both high-speed Internet and digital telephone services in certain areas of the Partnership’s systems.
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
On October 20, 2010, the District Court acted on the Colorado Court of Appeals’ instructions and vacated the preliminary injunction originally granted by the District Court which enjoined the Partnership from terminating the asset purchase agreement dated as of July 5, 2007, between the Partnership and Green River. As a result of the District Court’s actions, the Agreement is terminated. The timing and ultimate disposition of the litigation with Green River, including the awarding of damages, attorneys’ fees or the earnest money deposit, are unknown at this time.
The Partnership will continue to operate its assets in a manner intended to maximize revenue and cash flow. The Partnership expects to place its operating assets that were the subject of the Agreement back on the market for sale during the first quarter of 2011, although no assurance can be given that such a transaction will be consummated
The Partnership may be party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of such legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial conditions and prospects.
ITEM 1A Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2009 Form 10-K.
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits
(a)	Exhibit Index

31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 15, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 15, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 15, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 15, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and	11-15-10

Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	President	11-15-10

Gary S. Jones