Form 10-K
period 2010-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2011-03-01
CIK 813658

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-29354 eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2010

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
Yes ☐ No ☑
     The aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $8,143,584 ($164 per unit) based on the average secondary market trading information for the year ended December 31, 2010.
     At December 31, 2010, there were 49,656 Limited Partnership Units outstanding.

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
PART I
ITEM 1. BUSINESS
     Northland Cable Properties Seven Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and approximately 2,524 limited partners holding 49,656 units as of December 31, 2010. Northland Communications Corporation, a Washington corporation, is the managing and administrative general partner of the Partnership (referred to herein as “Northland” or the “Managing General Partner”). Northland manages the operations of the Partnership under the terms of an Amended and Restated Agreement of Limited Partnership which will expire on December 31, 2013. An Amendment to extend the term of the Partnership from December 31, 2010 to December 31, 2013, was approved at a special meeting of the limited partners on November 19, 2009.
     Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the Managing General Partner for cable television systems owned by two limited partnerships. Northland is also the parent company of NCPI Holdco, Inc. which is the parent company of Northland Cable Properties, Inc., which was formed in February 1995 and is principally involved in direct ownership of cable television systems and is the majority member and manager of Northland Cable Ventures LLC (“NCV”). Northland is a subsidiary of Northland Telecommunications Corporation (“NTC”). Other subsidiaries of NTC include:
NORTHLAND NETWORKS, INC. — formed in 2010 and is the parent company of Northland Cable Television, Inc.
NORTHLAND CABLE TELEVISION, INC. — formed in October 1985 and principally involved in the direct ownership of cable television systems.
     NORTHLAND CABLE SERVICES CORPORATION (“NCSC”) — formed in August 1993 and principally involved in the support of computer software used in billing and financial record keeping for, and Internet services offered by, Northland-affiliated cable systems. NCSC also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. NCSC is the sole shareholder of Cable Ad-Concepts, Inc.
CABLE AD-CONCEPTS, INC. — formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.
     The Partnership was formed on April 17, 1987 and began operations on September 1, 1987. The Partnership serves the communities and surrounding areas of Vidalia, Sandersville, Toccoa and Royston, Georgia (the “Systems”). As of December 31, 2010, the total number of basic subscribers served by the Systems was 9,854, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 36%.
     The Partnership has 17 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2018, have been granted by local and county authorities in the areas in which the Systems operate. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. These franchise agreements are expected to be used by the Partnership for the foreseeable future and effects of obsolescence and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises is not material in relation to the carrying value of the franchises. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates. Franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

     The following is a description of the areas served by the Systems as of December 31, 2010. The subscriber data below represents the number of customers that subscribe to each level of service. A customer may subscribe to multiple services and therefore counted as a customer for each service (video, internet and telephone).
     Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 11,200, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 2010, is as follows:

Basic Subscribers	3,478
Expanded Basic Subscribers	2,379
Premium Subscribers	743
Digital Subscribers	377
Internet Subscribers	781
Telephone Subscribers	359
Estimated Homes Passed	9,553
     Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 2010 is as follows:

Basic Subscribers	2,044
Expanded Basic Subscribers	1,591
Premium Subscribers	478
Digital Subscribers	110
Internet Subscribers	565
Telephone Subscribers	307
Estimated Homes Passed	4,599
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
     Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 2010, is as follows:

Basic Subscribers	4,332
Expanded Basic Subscribers	3,649
Premium Subscribers	479
Digital Subscribers	436
Internet Subscribers	1,266
Telephone Subscribers	935
Estimated Homes Passed	12,987
     The Partnership had 28 employees as of December 31, 2010. Management of these systems is handled through offices located in the towns of Vidalia, Sandersville and Toccoa, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)
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
     Partnership revenues are derived primarily from monthly payments received from cable television, high-speed Internet and telephone subscribers. Subscribers are divided into six categories: basic subscribers, expanded basic subscribers, premium subscribers, digital subscribers, Internet subscribers and telephone subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the four major television networks (ABC, NBC, CBS and FOX), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of programming service, the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, The Movie Channel, Starz and Encore. “Digital subscribers” are those who subscribe to digitally delivered video and audio services. “Internet Subscribers” are those who subscribe to the Partnership’s high speed Internet service, which is offered via a cable modem. “Telephone Subscribers” are those who subscribe to the Partnership’s telephony service, known as Voice over Internet Protocol, or VoIP.
COMPETITION
     Cable television systems currently experience competition from several sources, including broadcast television, cable overbuilds, direct broadcast satellite services, private cable and multichannel multipoint distribution service systems, Multichannel Video Distribution and Data Service, or MVDDS, and most recently, telephone companies. Cable television systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, DVDs, Internet data delivery, Internet video delivery and telecommunications companies. The following provides a summary description of these sources of competition.
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
Overbuilds
     Cable television franchises are not exclusive. More than one cable television system may be built in the same area. This is known as an “overbuild.” Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Generally, an overbuilder is required to obtain franchises from the state or local governmental authorities, although in some instances, the overbuilder could be the local government itself and no franchise is required. Recently, many states have passed legislation that limits the ability of local franchises to negotiate franchises with an overbuilder. In many states, franchises are now obtained from the state, not the local governmental authority. As a result, it is the general industry consensus that new franchises will be easier to obtain. An overbuilder would obtain programming contracts from entertainment programmers and, in most cases, would build a complete cable system such as headends, trunk lines and drops to individual subscribers’ homes throughout the franchise areas.
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
Direct Broadcast Satellite Service
     High-powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Federal legislation has reduced this competitive disadvantage, and has reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS’s market share over recent years. The impact of DBS services on the Partnership’s market share within its service areas cannot be precisely determined but is estimated to have taken away a significant number of subscribers. Satellite carriers are attempting to expand their service offerings to include, among other things, high-speed Internet services and are entering joint marketing arrangements with local telecommunications providers.
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
REGULATION AND LEGISLATION
     The following summary addresses the key regulatory and legislative developments affecting the cable industry. Cable system operations are extensively regulated by the FCC, some state governments and most local governments. A failure to comply with these regulations could subject the Partnership to substantial penalties. The

Partnership’s business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have expressed a particular interest in increasing competition in the communications field generally and in the cable television field specifically. The 1996 Telecom Act, which amended the Communications Act, altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. The Partnership could face additional material disadvantages in the future if it is subject to new or changed regulations that do not equally impact the Partnership’s competitors.
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
Cable Rate Regulation and Program Tiering
     The cable industry has operated under a federal rate regulation regime for more than a decade. The regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service,” and associated equipment. All other cable offerings are now universally exempt from rate regulation. Although basic rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. Many of the Partnership’s local franchising authorities have not certified to regulate basic cable rates, but they retain the right to do so (and obtain the power to order rate reductions and refunds), except in those specific communities facing “effective competition,” as defined under federal law.
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
     In June of 2009, all full power broadcast stations in the United States ceased transmission of their analog signals and switched to a digital signal. As a result, in many instances, the Partnership must carry both the analog and digital signals of each television station (dual carriage), unless the Partnership transitions to a fully digital system. Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with the Partnership’s preferred use of limited channel capacity and limit its ability to offer services that would maximize customer appeal and revenue potential. In addition, Congress could legislate additional carriage obligations. The FCC may evaluate additional modifications to its digital broadcast signal carriage requirements in the future. Management cannot predict the ultimate outcome of this proceeding, or the impact any new carriage requirements may have on the operation of its cable systems.
Access Channels
     Local franchise agreements and more recently, state franchise legislation, often require cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. Increased activity in this area could further burden the channel capacity of the Partnership’s cable systems.
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
Internet Service
     Open Access: Over the past several years, proposals have been advanced at the FCC and Congress that would require a cable operator offering Internet service to provide non-discriminatory access to its network to competing Internet service providers. In a 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC classification of cable-provided Internet service as an “information service” making it less likely that any non-discriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) would be imposed on the cable industry by local, state or federal authorities.
     Net Neutrality: In October 2009, the FCC published a detailed Notice of Proposed Rule Making (the “Notice”) and a draft of proposed regulation that, if adopted, would convert the existing non-binding FCC “principles” of Internet openness into enforceable regulations. On December 21, 2010, the FCC adopted net neutrality rules, which largely implement existing Internet traffic and management practices reflected in the FCC “principles” and impose new-non-discrimination and transparency rules. The FCC rules codify three basic principles for providers of broadband Internet access. The three principles (1) require transparent disclosure to consumers terms, performance, and network management practices; (2) prohibits blocking of lawful content, applications, or services, or the use of non-harmful devices; (3) bars unreasonable discrimination against the transmission of lawful traffic over broadband internet access service. These rules are directed to providers of last mile Internet access to all or substantially all Internet endpoints, not to peering or backbone arrangements. These principles apply not only for residential use but for services to small businesses, schools and libraries. Excluded from the set of regulated broadband access providers are coffee shops, bookstores, and airlines. Wireless broadband service is held to a lower bar which may give them a competitive advantage over the Partnerships
     Federal Broadband Funding: The American Recovery and Reinvestment Act of 2009 (“Recovery Act”) provided $7.2 billion in the form of grants and loans to program applicants to, among other things, build broadband infrastructure. All funds were awarded by September 30, 2010. The impact of the funding is unknown at this time. However, the use of funds to compete with the Partnership could adversely effect the Partnerships business.
     National Broadband Plan: As required by The American Recovery and Reinvestment Act of 2009 (“Recovery Act”), in 2010, the FCC issued the “National Broadband Plan” (“Plan”). The Plan must seek to ensure that all people of the United States have access to broadband capability and establish benchmarks for meeting that goal. Plan highlights are as follows: 100 million households to have access to affordable 100-megabits-per-second service; anchor institutions in every American community to have access to at least 1 gigabit-per-second broadband service; make 500 megahertz of spectrum newly available for licensed and unlicensed use; move adoption rates to more than 90 percent and ensuring digital literacy of every child by the time he or she leaves high school; make Universal Service Fund support available for tomorrow’s digital infrastructure; promote competition across the broadband ecosystem by ensuring greater transparency, removing barriers to entry, and conducting market-based analysis with quality data on price, speed, and availability; and enhance safety through a nationwide, wireless, interoperable public safety network for first responders. Management cannot predict what, if any, requirements will be placed on our provision of broadband services or our operation of broadband facilities or what impact the Plan will ultimately have on our business.
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
Phone Service
     The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for the Partnership to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, the Partnership’s primary telecommunications competitors and the Partnership’s own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of “voice over internet protocol” (“VoIP”), should be regulated only at the federal level, rather than by individual states. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with some of the traditional phone service requirements, such as providing traditional 911 emergency service obligations (“E911”), making Universal Service Fund contributions obligations, and it has extended requirements for accommodating law enforcement wiretaps to such providers. The FCC decision regarding 911 emergency services implementation caused the Partnership to slow its implementation of VoIP services to its various systems. Our entities that provide VoIP telephony services are not certificated as competitive local exchange carriers in any of the states in which they operate. Rather, we provide VoIP services that are not generally subject to regulation by state or local jurisdictions. Also, the FCC has preempted some state commission regulation of VoIP services, but has stated that its preemption does not extend to state consumer protection requirements. Some states continue to attempt to impose obligations on VoIP service providers, including state universal service fund payment obligations. It is unclear how these regulatory matters ultimately will be resolved and how they will further affect the Partnership’s expansion into phone service.
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
Cable Equipment
     The FCC has undertaken several steps to promote competition in the delivery of cable equipment and compatibility with new digital technology. The FCC has expressly ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator’s exclusive control) would be unbundled from the basic converter functions, which could then be provided by third party vendors. The first phase of implementation has already passed. A prohibition on cable operators leasing digital set-top terminals that integrate security and basic navigation functions went into effect as of July 1, 2007. More recently, the FCC has relaxed the ban on integrated security in set-top-boxes. The FCC has issued an industry-wide waiver permitting cable operator use of particular top boxes that met its definition of a “low-cost, limited capability” device. Further, the FCC has established an expedited process to encourage other equipment manufacturers to obtain industry-wide waivers.
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
Digital Millennium Copyright Act
     Management regularly receives notices of claimed infringements by our Internet service users. The owners of copyrights and trademarks have been increasingly active to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. Congress has not adopted similar protections for trademark infringement claims.
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

Privacy and Data Security
     The Cable Act imposes a number of restrictions on the manner in which cable operators can collect, disclose and retain data about individual system customers and requires cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified. These modifications impact the circumstances and the manner in which the Partnership discloses certain customer information and future federal legislation may further impact its obligations. Also, many states in which we operate have also enacted customer privacy statutes. These state provisions are in some cases more restrictive than those in federal law.
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
     There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an ala carte basis or to at least offer a separately available child-friendly “Family Tier.” It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect the Partnership’s operations by disrupting its preferred marketing practices.
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

The Partnership’s cable plant passed approximately 27,139 homes as of December 31, 2010. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)
ITEM 3. LEGAL PROCEEDINGS
     On July 5, 2007, Northland Cable Properties Seven Limited Partnership (the “Partnership”) executed a purchase and sale agreement (the “Agreement”) to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Vidalia, Sandersville and Toccoa, Georgia to Green River Media and Communications, LLC (“Green River”), an unaffiliated third party. The transaction was expected to close by the end of March 2008. To secure their performance under the Agreement, Green River deposited $125,000 into escrow (the “Escrow Deposit”), which such amount intended to be credited to the purchase price at closing. Closing of this transaction would have resulted in the liquidation of the Partnership.
     On March 31, 2008, the Partnership notified Green River of its termination the Agreement. Green River disputed the right of the Partnership to terminate the Agreement. The parties reached a final settlement in the first quarter of 2011. As a result of the settlement, the Partnership will receive proceeds and accrued interest of $131,843 of the Escrow Deposit. The escrow proceeds will be recorded in income during the first quarter of 2011.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     (a) There is no established public trading market for the Partnership’s units of limited partnership interest.
     (b) The approximate number of equity holders as of December 31, 2010, is as follows:

Limited Partners:	2,524

General Partners:	1
     (c) On February 15, 2010, Northland Communications Corporation, the managing general partner, declared a cash distribution on behalf of the Partnership with respect to all outstanding units of limited partnership interest in the amount of $17.50 per $500 unit of limited partnership interest to those entitled to receive a Cash Distribution under the Amended and Restated Agreement of Limited Partners as of March 1, 2010. The cash distribution in the amount of $868,980 was paid on March 11, 2010. The Partnership made cash distributions to the limited partners in amount of $1,241,400 during 2009 and made no cash distributions to the limited partners or to the Managing General Partner during 2008.
     (d) The limited partners received in the aggregate in the form of cash distributions $5,218,934 on total initial contributions of $24,893,000, as of December 31, 2010. As of December 31, 2010, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, the Partnership’s working capital needs and the outcome of the potential sale of the Partnership’s assets.
ITEM 6. SELECTED FINANCIAL DATA
The data set forth below should be read in conjunction with Item 7. “Manageme6nt’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	2010	2009	2008	2007	2006
SUMMARY OF OPERATIONS:
Revenue	$9,565,551	$9,503,044	$8,961,332	$8,848,630	$8,576,460

Operating income	382,485	1,233,787	1,179,652	1,035,197	939,481

Income from continuing operations	371,200	1,171,960	934,687	535,084	578,371
Income from discontinued operations (1)	—	—	—	59,928	—
Net income	$371,200	$1,171,960	$934,687	$595,012	$578,371

Net income from continuing operations per limited partnership unit	$7	$23	$19	$11	$12
Net income from discontinued operations per limited partnership unit	—	—	—	$1	—
Net income per limited partner unit	$7	$23	$19	$12	$12

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

	December 31,
	2010	2009	2008	2007	2006
BALANCE SHEET DATA:

Total assets	16,759,461	17,313,965	17,272,636	16,974,003	17,837,162

Notes payable	—	—	—	663,299	2,096,676

Total liabilities	1,131,820	1,188,544	1,077,775	1,713,829	3,172,000

General partner’s deficit	(32,275)	(36,987)	(48,707)	(58,054)	(64,004)

Limited partners’ capital	15,660,916	16,162,408	16,243,568	15,318,228	14,729,166

Cumulative distributions per limited partner unit	105	91	66	66	66

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
Revenue	$2,348,888	$2,374,178	$2,438,958	$2,403,527	$2,315,138	$2,375,112	$2,433,090	$2,379,704
Operating income	211,113	(410,909)	285,867	296,414	265,102	286,699	309,223	372,763
Net income	211,987	(411,972)	284,942	286,243	251,893	262,955	289,160	367,952
Net income per limited partnership unit	$4	( $8)	$6	$6	$5	$5	$6	$8

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS
2010 and 2009
     Total basic subscribers decreased from 10,616 as of December 31, 2009, to 9,854, as of December 31, 2010. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data and phone products.
     Revenue from operations totaled $9,565,551 for the year ended December 31, 2010, increasing 1% from $9,503,044 for the year ended December 31, 2009. Revenues for the year ended December 31, 2010, were comprised of the following sources:
•	$6,467,502 (68%) from basic and expanded video services

•	$342,565 (3%) from premium video services

•	$32,897 (0%) from digital video services

•	$1,417,345 (15%) from high speed Internet services

•	$583,076 (6%) from telephone services

•	$261,888 (3%) from advertising

•	$186,567 (2%) from late fees

•	$273,711 (3%) from other sources
     Average monthly revenue per subscriber increased $6.74, or approximately 9%, from $71.14 for the year ended December 31, 2009, to $77.88 for the year ended December 31, 2010. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2010 and increased penetration of new products, specifically, high-speed Internet and telephone services.
     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2010	2009	2008	2007	2006
Basic Rate	$50.00	$45.50	$43.50	$40.75	$38.25
Expanded Basic Rate	5.65	5.65	5.65	6.40	7.00
HBO Rate	14.75	16.00	13.25	12.50	11.50
Cinemax Rate	12.25	11.50	10.75	10.00	9.00
Showtime Rate	14.75	14.00	13.75	13.00	11.00
Encore Rate	4.00	4.00	3.50	3.50	3.25
Starz Rate	9.75	9.00	8.25	7.50	5.25
Digital Rate (Incremental)	7.25	7.00	7.00	7.00	9.00
Internet Rate	39.75	39.25	39.25	38.00	36.00
Phone Rate	35.00	33.00	30.00
Operating expenses, excluding general and administrative, programming expenses, depreciation expenses, loss on impairment of franchise agreement and loss on disposal of assets totaled $929,974 for the year ended December 31, 2010, representing an increase of approximately 3% from $906,103 for the year ended December 31, 2009. This increase is primarily attributable to increased operating salaries, system maintenance and vehicle operating expenses offset by a decrease in pole rental expense. Employee wages, which represent the largest component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
     General and administrative expenses totaled $2,647,937 for the year ended December 31, 2010, representing an increase of approximately 5% from $2,534,782 for the year ended December 31, 2009. The increase is primarily attributable to increases in administrative salaries and marketing expenses offset by decreases in administrative overhead and travel expense.
     Programming expenses totaled $3,757,443 for the year ended December 31, 2010, an increase of 6% from $3,558,244 for the year ended December 31, 2009. The increase is attributable to higher costs charged by various video program suppliers, retransmission fees for carriage of certain local broadcast signals and costs associated with the increased penetration of high-speed Internet and telephone services, offset by decreased basic subscribers from 10,616 as of December 31, 2009, to 9,854 as of December 31, 2010. Rate increases from video program suppliers, and increases in the number of customers to the Partnership’s high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.
     Depreciation expense totaled $1,230,389 for the year ended December 31, 2010, representing an increase of approximately 2% from $1,210,034 for the year ended December 31, 2009. This is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
     Loss on impairment of franchise agreement totaled $615,000 for the twelve months ended December 31, 2010, and resulted from the write down of the carrying value of the franchise agreements associated with its Toccoa, GA system to its fair value.
     Interest income and other expense, net totaled $11,285 and $61,827 for the years ended December 31, 2010, and December 31, 2009, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership’s assets.
     In 2010, the Partnership generated income from operations of $371,200 compared to $1,171,960 in 2009. The Partnership has generated positive operating income in each of the last three years, and management anticipates that this trend will continue.
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
     Revenue from operations totaled $9,503,044 for the year ended December 31, 2009, increasing 6% from $8,961,332 for the year ended December 31, 2008. Revenues for the year ended December 31, 2009, were comprised of the following sources:
•	$6,839,761 (72%) from basic and expanded video services

•	$390,856 (4%) from premium video services

•	$42,743 (1%) from digital video services

•	$1,176,079 (12%) from high speed Internet services

•	$303,935 (3%) from telephone services

•	$316,278 (3%) from advertising

•	$176,765 (2%) from late fees

•	$256,627 (3%) from other sources
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
     Interest income and other expense, net totaled $61,827 and $180,995 for the years ended December 31, 2009, and December 31, 2008, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership’s assets..
     In 2009, the Partnership generated income from operations of $1,171,960 compared to $934,687 in 2008. The Partnership has generated positive operating income in each of the last three years, and management anticipates that this trend will continue.
LIQUIDITY AND CAPITAL RESOURCES
     During 2010, the Partnership’s liquidity was generated from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable, Internet and telephone services. During 2010, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital and capital expenditures, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2011 obligations.
2010
     Net cash provided by operating activities totaled $2,235,561 for the year ended December 31, 2010. Adjustments to the $371,200 net income for the period to reconcile to net cash provided by operating activities consisted of depreciation of $1,230,389, loss on sale of assets of $2,323, and loss of impairment of franchise agreement of $615,000, offset by changes in other operating assets and liabilities of $16,649.
     Net cash used in investing activities for the year ended December 31, 2010, totaled $1,823,164 and consisted of $1,825,664 in purchases of property and equipment offset by proceeds from the sale of assets of $2,500.
     Net cash used in financing activities for the year ended December 31, 2010, consisted of $868,980 in cash distributions to the limited partners.

Obligations and Commitments
     In addition to working capital needs for ongoing operations, the Partnership has working capital requirements for minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2010, and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
			1—3	3—5
	Total	Less than 1 year	years	years	More than 5 years

Minimum operating lease payments	$20,533	11,200	9,333	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2011.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $176,835 in 2010.
Capital Expenditures
     During 2010, the Partnership paid $1,825,664 in capital expenditures. These expenditures include the continued construction of fiber and quality assurance projects to upgrade the plant providing increased channel capacity in all systems as well as customer premise equipment to receive all communications services provided by the Partnership.
     Management has estimated that the Partnership will spend approximately $1,477,000 on capital expenditures in 2011. Planned expenditures include the quality assurance work to maintain reliable video signals and broadband speeds in all systems, potential line extension opportunities, vehicle replacements and the continued deployment of both high-speed Internet and digital telephone services in certain areas of the Partnership’s systems.
POTENTIAL SALE OF SYSTEMS
     On July 5, 2007, Northland Cable Properties Seven Limited Partnership (the “Partnership”) executed a purchase and sale agreement (the “Agreement”) to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Vidalia, Sandersville and Toccoa, Georgia to Green River Media and Communications, LLC (“Green River”), an unaffiliated third party. The transaction was expected to close by the end of March 2008. To secure their performance under the Agreement, Green River deposited $125,000 into escrow (the “Escrow Deposit”), which such amount intended to be credited to the purchase price at closing. Closing of this transaction would have resulted in the liquidation of the Partnership.
     On March 31, 2008, the Partnership notified Green River of its termination the Agreement. Green River disputed the right of the Partnership to terminate the Agreement. The parties reached a final settlement in the first quarter of 2011. As a result of the settlement, the Partnership will receive proceeds and accrued interest of $131,843 of the Escrow Deposit. The escrow proceeds will be recorded in income during the first quarter of 2011.
     The Partnership will continue to operate its assets in a manner intended to maximize revenue and cash flow. The Partnership expects to place its operating assets that were the subject of the Agreement back on the market for sale during the first quarter of 2011, although no assurance can be given that such a transaction will be consummated.
     Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $12,495, $59,056, and $187,437 for 2010, 2009 and 2008, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.
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
Intangible Assets
     The Partnership does not amortize any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis as of September 30th, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the assets below their carrying value.
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
TRANSACTIONS WITH MANAGING GENERAL PARTNER AND AFFILIATES
Management Fees
     The Managing General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to operations by the Managing General Partner were $478,278, $475,152, and $448,067 for 2010, 2009, and 2008, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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
     The amounts billed to the Partnership are based on costs incurred by the Managing General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $658,394, $621,440, and $637,125 for 2010, 2009, and 2008, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the Managing General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership received $56,365, $31,641, and $19,723 in 2010, 2009, and 2008, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the Managing General Partner, was formed to provide billing system support to cable systems owned and managed by the Managing General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2010, 2009, and 2008, the Partnership’s operations included $212,074, $206,243, and $138,370, respectively, for these services. Of this amount, $90,647, $118,958, and $90,920 were capitalized in 2010, 2009, and 2008, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $147,817, $150,386, and $139,757, in payments received under the terms of this agreement during 2010, 2009, and 2008, respectively.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership is not subject to market risks arising from changes in interest rates as a result of the Partnership paying off the outstanding balance of its credit facility on April 29, 2008.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The audited financial statements of the Partnership for the years ended December 31, 2010, 2009 and 2008 are included as a part of this filing (see Item 15 (a) below).
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
     Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2010, the Partnership’s internal control over financial reporting was effective.
     This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit management to provide only management’s report in this annual report.
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
     JOHN S. WHETZELL (AGE 69). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 31 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.
     JOHN E. IVERSON (AGE 74). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Iverson has a Juris Doctor degree from the University of Washington. He became a member of the Washington State Bar Association in 1962 and retired as a member of the Seattle law firm of Ryan, Swanson & Cleveland, P.L.L.C. in 2009. Mr. Iverson is a Trustee and the past Chairman of the Board of the Pacific Northwest Ballet Association and is a member and the past President of, and past Foundation President for, Seattle Rotary No. 4.
     RICHARD I. CLARK (AGE 53). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 29 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.
     GARY S. JONES (AGE 53). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 65). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.
     H. LEE JOHNSON (AGE 67). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 37 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.
     R. GREGORY FERRER (AGE 55). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.
     MATTHEW J. CRYAN (AGE 46). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.
     RICK J. MCELWEE (AGE 49). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a then regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.
     PAUL MILAN (AGE 49). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.
     STEVEN M. TANABE (AGE 38). Mr. Tanabe joined Northland as a Financial Analyst in March of 1998 and currently serves as Vice President — Operations. Mr. Tanabe is responsible for maintaining relationships with program suppliers, assisting with negotiation and compliance of programming supplier agreements and website development. Additional responsibilities include the review and development of budget and reporting models and other project management functions. Mr. Tanabe received his Bachelor of Science in Business Administration with a concentration in Finance from the University of Oregon in 1994 and his Masters in Business Administration from Seattle University in 2001.

Audit Committee and Financial Expert.
     The Northland board of directors consists of three individuals, whom also serve on the NTC board of directors. Together, the NTC and the Northland boards of directors serve as the oversight body for the Partnership. The Northland and NTC boards do not have a separate audit committee; instead, all members perform the function of an audit committee. The Northland and NTC boards of directors also do not have a “financial expert” as defined in applicable SEC rules, as it believes that the background and financial sophistication of its members are sufficient to fulfill the duties of such “financial expert”.
Code of Ethics
     The Partnership does not currently have a code of ethics. The Partnership has only 28 employees and the Northland executives, together with the NTC and Northland boards, manage all oversight functions. With so few employees, none of whom have executive oversight responsibilities, the Partnership does not believe that developing and adopting a code of ethics is necessary. Northland and NTC also do not have a code of ethics; but will consider whether adopting a code of ethics is appropriate.
ITEM 11. EXECUTIVE COMPENSATION
     The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner and affiliates during 2010 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2010 (see Items 15 (a) and 13 (a) below).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)	CERTAIN BENEFICIAL OWNER AND MANAGEMENT. Security ownership of management as of December 31, 2010 is as follows:

AMOUNT AND NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS
General Partner’s Interest	Northland Communications Corporation 101 Stewart Street Suite 700 Seattle, Washington 98101	(See Note A)	(See Note A)

     Note A: Northland has a 1% interest in the Partnership, which increases to 25% interest in the Partnership at such time as the limited partners have received 100% of their aggregate cash contributions plus a preferred return. The natural person who exercises voting and/or investment control over these interests is John S. Whetzell.
     (b) CHANGES IN CONTROL. None.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.
Management Fees
     The Managing General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to operations by the Managing General Partner were $478,278, $475,152, and $448,067 for 2010, 2009, and 2008, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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
     The amounts billed to the Partnership are based on costs incurred by the Managing General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $658,394, $621,440, and $637,125 for 2010, 2009, and 2008, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the Managing General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership received $56,365, $31,641, and $19,723 in 2010, 2009, and 2008, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the Managing General Partner, was formed to provide billing system support to cable systems owned and managed by the Managing General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2010, 2009, and 2008, the Partnership’s operations included $212,074, $206,243, and $138,370, respectively, for these services. Of this amount, $90,647, $118,958, and $90,920 were capitalized in 2010, 2009, and 2008, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $147,817, $150,386, and $139,757, in payments received under the terms of this agreement during 2010, 2009, and 2008, respectively.
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
     (b) CERTAIN BUSINESS RELATIONSHIPS. None.
     (c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2010 and 2009 have been allocated by management and are set forth below.

	Year Ended December 31,
	2010	2009

Audit fees	$144,970	$97,303

Total	$144,970	$97,303

Audit fees for the fiscal years ended December 31, 2010, and 2009 were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY
NUMBERED
PAGE
(a)	FINANCIAL STATEMENTS:

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheets—December 31, 2010 and 2009	F-2

	Statements of Income for the years ended December 31, 2010, 2009 and 2008	F-3

	Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2010, 2009 and 2008	F-4

	Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	F-5

	Notes to Financial Statements—December 31, 2010 and 2009	F-6

(b)	REPORTS ON FORM 8-K :

Form 8-K filed on October 26, 2010, disclosing the District Court’s ruling to vacate the preliminary injunction originally granted by the District Court which enjoined Northland Cable Properties Seven Limited Partnership (“NCP-Seven”) from terminating the asset purchase agreement dated as of July 5, 2007 (the “Agreement”) between NCP-Seven and Green River Media and Communications, LLC (“Green River”). As a result of the District Court’s actions, the Agreement is terminated.

(c)	EXHIBITS:

4.1	Forms of Amended and Restated Certificate of Agreement of Limited Partnership(1)

10.1	Brenham Franchise (2)

10.1	Amendment to Brenham Franchise (4)

10.3	Washington County Franchise (2)

10.4	Island County Franchise (Amended) (2)

10.5	Bay City Franchise (2)

10.6	Sweeney Franchise (2)

10.7	West Columbia Franchise (2)

10.8	Wharton Franchise (2)

10.9	Tenneco Development Corp. Franchise (3)

10.10	Sequim Franchise (1)

10.11	Clallam County Franchise (1)

10.12	Credit Agreement with National Westminster Bank USA (1)

10.13	First, Second and Third Amendments to Credit Agreement with National Westminster Bank USA (3)

10.14	Amended and Restated Management Agreement with Northland Communications Corporation (3)

10.15	Operating Management Agreement with Northland Cable Television, Inc. (3)

10.16	Assignment and Transfer Agreement with Northland Telecommunications Corporation dated May 24, 1989 (4)

10.17	Agreement of Purchase and Sale with Sagebrush Cable Limited Partnership (5)

10.18	Fourth, Fifth, Sixth and Seventh Amendments to Credit Agreement with National Westminster Bank USA (6)

10.19	Franchise Agreement with the City of Sequim, WA effective as of May 6, 1992 (7)

10.20	Franchise Agreement with Clallam County, WA effective as of May 29, 1992 (7)

10.21	Eighth Amendment to Credit Agreement with National Westminster Bank USA dated as of May 28, 1992 (7)

10.22	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership (Buyer) and Country Cable, Inc. (Seller) (8)

10.23	Amendment to Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Country Cable, Inc. dated September 14, 1993 (9)

10.24	Commercial Loan Agreement between Seattle-First National Bank and Northland Cable Properties Seven Limited Partnership dated September 24, 1993 (9)

10.25	Franchise Agreement with Island County, WA dated October 4, 1993 (10)

10.26	Franchise Agreement with Skagit County — Assignment and Assumption Agreement dated September 27, 1993 (10)

10.27	Franchise Agreement with Whatcom County — Assignment and Assumption Agreement dated September 27, 1993 (10)

10.28	Amendment to Commercial Loan Agreement dated March 15, 1994 (10)

10.29	Operating and Management Agreement with Northland Cable Television, Inc. dated November 1, 1994 (11)

10.30	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Southland Cablevision, Inc. (12)

10.31	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and TCI Cablevision of Georgia, Inc. (12)

10.32	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated February 29, 1996 (12)

10.33	Asset purchase agreement between Northland Cable Properties Seven Limited Partnership and Robin Media Group, Inc. (13)

10.34	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated December 1, 1997 (13)

10.35	First Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated January 26, 2001 (14)

10.36	Second Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated March 31, 2002 (15)

10.37	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (16)

10.38	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First national Bank) dated May 15, 2003 (17)

10.39	Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated November 3, 2003 (18)

10.40	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Cequel III Communications I, LLC dated February 2, 2005 (19)

10.41	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and McDonald Investment Company, Inc. dated February 24, 2005 (19)

10.42	First Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated March 28, 2005 (19)

10.43	Second Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated August 1, 2005 (20)

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated February 28, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated February 28, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated February 28, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated February 28, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002 (21)

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on August 6, 1987

(2)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the year ended December 31, 1988.

(4)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(5)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 1989.

(6)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1990.

(7)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1992.

(8)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1993

(9)	Incorporated by reference from the partnership’s Form 8-K dated September 27, 1993 Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(11)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(12)	Incorporated by reference from the partnership’s Form 8-K dated March 1, 1996.

(13)	Incorporated by reference from the partnership’s Form 8-K dated December 5, 1997.

(14)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

(15)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(16)	Incorporated by reference from the partnership’s Form 8-K dated March 11, 2003

(17)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(18)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 2003

(19)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(20)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2005

(21)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2001

(22)	Incorporated by reference from the Partnership’s Form 8-K dated July 9, 2007.

(23)	Incorporated by reference from the Partnership’s definitive proxy statement dated December 19, 2007.

(24)	Incorporated by reference from the Partnership’s Form 8-K dated April 4, 2008.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
	By:	NORTHLAND COMMUNICATIONS CORPORATION (Managing General Partner)

Date: 2-28-11	By	/S/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ JOHN S. WHETZELL John S. Whetzell	Chief executive officer of registrant; chief executive officer and Chairman of the board of directors of Northland Communications Corporation	2-28-11

/S/ JOHN E. IVERSON John E. Iverson	Secretary and Director of Northland Communications Corporation	2-28-11

/S/ RICHARD I. CLARK Richard I. Clark	Director of Northland Communications Corporation	2-28-11

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Northland Cable Properties Seven Limited Partnership:
We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 2010 and 2009, and the related statements of income, changes in partners’ capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
(signed) KPMG LLP
Seattle, Washington
February 28, 2011

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Cash	$882,786	1,339,369
Accounts receivable (net of allowance of $11,050 and $11,250)	241,478	333,366
Due from affiliates	96,255	53,628
Prepaid expenses	70,077	65,405

Investment in cable television properties:
Property and equipment	22,934,024	21,307,828
Less accumulated depreciation	(16,457,125)	(15,392,597)

	6,476,899	5,915,231
Franchise agreements (net of accumulated amortization of $9,995,974 in 2010 and 2009) (note 3(c))	8,991,966	9,606,966

Total investment in cable television properties	15,468,865	15,522,197

Total assets	$16,759,461	17,313,965

Liabilities and Partners’ Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses	$768,898	837,047
Due to managing general partner and affiliates	99,648	79,141
Deposits	23,970	22,913
Subscriber prepayments	239,304	249,443

Total liabilities	1,131,820	1,188,544

Partners’ capital (deficit):
General Partners:
Contributed capital	(25,367)	(25,367)
Accumulated deficit	(7,908)	(11,620)

	(33,275)	(36,987)

Limited Partners:
Contributed capital, net (49,656 units)	16,444,002	17,312,982
Accumulated deficit	(783,086)	(1,150,574)

	15,660,916	16,162,408

Total liabilities and partners’ capital	$16,759,461	17,313,965

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Income
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Revenue	$9,565,551	9,503,044	8,961,332

Expenses:
Operating / cost of revenue (including $151,422, $133,054 and $125,659, net, paid to affiliates in 2010, 2009, and 2008, respectively), excluding depreciation and amortization expense recorded below	929,974	906,103	968,102
General and administrative (including $997,137, $980,068, and $968,206, net, paid to affiliates in 2010, 2009, and 2008, respectively)	2,647,937	2,534,782	2,404,302
Programming / cost of revenue (including $53,155, $39,114, and $12,470, net, paid to affiliates in 2010, 2009, and 2008, respectively)	3,757,443	3,558,244	3,195,907
Depreciation expense / cost of revenue	1,230,389	1,210,034	1,211,146
Loss on impairment of franchise agreement	615,000	—	—
Loss on disposal of assets	2,323	60,094	2,223

	9,183,066	8,269,257	7,781,680

Operating income	382,485	1,233,787	1,179,652

Other income (expense):
Interest expense and amortization of loan fees	—	—	(25,730)
Loss on extinguishment of debt (note 8)	—	—	(38,240)
Interest income and other expense, net	(11,285)	(61,827)	(180,995)

Net income	$371,200	1,171,960	934,687

Allocation of net income:
General Partners	$3,712	11,720	9,347
Limited Partners	367,488	1,160,240	925,340

Net income per limited partnership unit	7	23	19
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Changes in Partners’ Capital (Deficit)
Years ended December 31, 2010, 2009, and 2008

	General	Limited
	Partners	Partners	Total
Balance, December 31, 2007	(58,054)	15,318,228	15,260,174
Net income	9,347	925,340	934,687

Balance, December 31, 2008	(48,707)	16,243,568	16,194,861
Net income	11,720	1,160,240	1,171,960
Distribution declared to Limited Partners	—	(1,241,400)	(1,241,400)

Balance, December 31, 2009	$(36,987)	16,162,408	16,125,421
Net income	3,712	367,488	371,200
Distribution declared to Limited Partners	—	(868,980)	(868,980)

Balance, December 31, 2010	$(33,275)	15,660,916	15,627,641

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
SEVEN LIMITED PARTNERSHIP
Statements of Cash Flows
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Cash flows from operating activities:
Net income	$371,200	1,171,960	934,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,230,389	1,210,034	1,211,146
Loan fee amortization	—	—	9,560
Loss on diposal of assets	2,323	46,094	2,223
Loss on impairment of franchise agreement	615,000	—	—
Loss on extinguishment of debt	—	—	38,240
Changes in certain assets and liabilities:
Accounts receivable	91,888	(61,409)	(52,728)
Prepaid expenses	(4,672)	(3,504)	18,322
Accounts payable and accrued expenses	(39,365)	60,474	(86,674)
Due to/from General Partner and affiliates	(22,120)	(35,981)	120,594
Deposits	1,057	(1,682)	3,725
Subscriber prepayments	(10,139)	24,096	67,551

Net cash provided by operating activities	2,235,561	2,410,082	2,266,646

Cash flows from investing activities:
Purchase of property and equipment	(1,825,664)	(1,566,337)	(811,197)
Proceeds from sale of assets	2,500	3,000	13,379

Net cash used in investing activities	(1,823,164)	(1,563,337)	(797,818)

Cash flows from financing activities:
Principal payments on notes payable	—	—	(663,299)
Distribution to limited partners	(868,980)	(1,241,400)	—

Net cash used in financing activities	(868,980)	(1,241,400)	(663,299)

(Decrease) increase in cash	(456,583)	(394,655)	805,529

Cash, beginning of year	1,339,369	1,734,024	928,495

Cash, end of year	$882,786	1,339,369	1,734,024

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	—	16,170
Capital expenditures in accounts payable at December 31, 2010, 2009 and 2008	$58,314	87,098	49,239
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
Northland Communications Corporation (the General Partner or Northland) manages the operations and is the General Partner of the Partnership under the terms of an Amended and Restated Agreement of Limited Partnership which will expire on December 31, 2013. An Amendment to extend the term of the Partnership from December 31, 2010 to December 31, 2013, was approved at a special meeting of the limited partners on November 19, 2009. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, Northland manages cable television systems for another limited partnership for which it serves as General Partner.
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
(3) Summary of Significant Accounting Policies
     (a) Accounts Receivable
Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $11,050 and $11,250 at December 31, 2010 and 2009, respectively. Receivables are stated at net realizable value and are written-off when the Partnership deems specific customer invoices to be uncollectible.
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
     (c) Intangible Assets
The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchise agreements meet the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets ceased on December 31, 2001. The Partnership tests these intangibles for impairment annually as of September 30th, or on an interim basis if an event occurs or circumstances change that would indicate that the assets might be impaired.
The Partnership determined that there are no conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.
As part of conducting this test as of September 30, 2010, the Partnership determined that the carrying value of the franchise agreements associated with its Toccoa, GA system exceeded such assets fair value. This is primarily the result of a decrease in estimated future cash flows expected to be generated by the system, which is due to, among other factors, the decline in the number of subscribers served by the system since it was acquired in December of 1997. As a result, the Partnership recognized an impairment loss of approximately $615,000 during 2010.
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
     (e) Self Insurance
The Partnership began self-insuring for aerial and underground plant in 1996. Beginning in 1997, the Partnership began making quarterly contributions into an insurance fund maintained by an affiliate which covers all Northland entities and would defray a portion of any loss should the Partnership be faced with a significant uninsured loss. To the extent the Partnership’s losses exceed the fund’s balance, the Partnership would absorb any such loss. If the Partnership were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The cost of replacing such equipment and physical plant could have a material adverse effect on the Partnership, its financial condition and prospects.
Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense for the amount of the loss, net of any amounts to be drawn from the fund. In 2010, 2009, and 2008, the Partnership was required to make contributions and was charged $31,379, $34,659, and $21,480, respectively, by the fund. As of December 31, 2010 and 2009 the fund (related to all Northland entities) had a balance of $687,954, $423,556, respectively. Amounts paid from the fund related to all Northland entities were $53,808, $34,841, and $630,000, in 2010, 2009, and 2008, respectively.
     (f) Revenue Recognition
Cable television and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in operations were $261,888, $316,278, and $299,613 in 2010, 2009, and 2008, respectively.
     (g) Advertising Costs
The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to operations were $75,683, $44,506, and $56,128 in 2010, 2009, and 2008, respectively.
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
• Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2010.

	Total	Level 1	Level 2	Level 3
Cash	$882,786	$882,786	$—	$—
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009.

	Total	Level 1	Level 2	Level 3
Cash	$1,339,369	$1,339,369	$—	$—
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
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the remaining adoption of ASU 2010-06 related to the reconciliation of Level 3 fair value measurements to have a material impact on our financial statements.
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
The Limited Partners’ total initial contributions to capital were $9,568,500 ($500 per partnership unit), offset by offering costs, distributions to limited partners and limited partnership unit repurchases through the end of December 31, 2010. The limited partners have received in aggregate cash distributions of $5,218,934, as of December 31, 2010.
(5) Transactions with General Partner and Affiliates
     (a) Management Fees
The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to operations by the General Partner were $478,278, $475,152, and $448,067 for 2010, 2009, and 2008, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $658,394, $621,440, and $637,125 for 2010, 2009, and 2008, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations received $56,365, $31,641, and $19,723 in 2010, 2009, and 2008, respectively.
Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned or managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2010, 2009, and 2008, the Partnership’s operations included $212,074, $206,243, and $138,370, respectively, for these services. Of this amount, $90,647, $118,958, and $90,920 were capitalized in 2010, 2009, and 2008, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $147,817, $150,386, and $139,757, in payments received under the terms of this agreement during 2010, 2009, and 2008, respectively.
     (c) Due from Affiliates
The receivable from the affiliates consists of the following:

	December 31
	2010	2009
Reimbursable operating costs, net	$28,359	3,054
Other amounts due from affiliates, net	67,896	50,574

	$96,255	53,628

     (d) Due to General Partner and Affiliates
The payable to the General Partner and affiliates consists of the following:

	December 31
	2010	2009
Management fees	$(2,556)	(4,101)
Reimbursable operating costs, net	67,319	50,867
Other amounts due to General Partner and affiliates, net	34,885	32,375

	$99,648	79,141

(6) Property and Equipment
Property and equipment consists of the following:

	December 31
	2010	2009
Land and buildings	$587,659	587,659
Distribution plant	20,350,993	19,208,384
Other equipment	1,684,920	1,427,643
Leasehold improvements	26,161	26,161
Construction in progress	284,291	57,981

	22,934,024	21,307,828
Accumulated depreciation	(16,457,125)	(15,392,597)

Property and equipment, net of accumulated depreciation	$6,476,899	5,915,231

(7) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consists of the following:

	December 31
	2010	2009
Accounts payable	$137,069	170,587
Program license fees	342,371	312,954
Franchise fees	149,963	157,328
Pole rental	37,976	62,942
Payroll	43,608	42,743
Taxes	15,392	1,465
Copyright fees	19,050	18,050
Other	23,469	70,978

	$768,898	837,047

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
There was no taxable income allocated to the Limited Partners in 2010, 2009 and 2008.

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
The Partnership follows FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a filer’s tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of the ASC did not have a significant impact on the Partnership. The Partnership had $0 in unrecognized tax benefits as of December 31, 2010 and 2009.
(10) Commitments and Contingencies
     (a) Lease Arrangements
The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense attributable to operations, related to these leases was $26,872, $26,766 and $26,872 in 2010, 2009, and 2008, respectively. Minimum lease payments through the end of the lease terms are as follows:

2011	11,200
2012	9,333

$20,533

The Partnership also rents utility poles in its operations. Generally, pole rentals are based on pole usage and cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals attributable to operations for the years ended December 31, 2010, 2009, and 2008 was $176,835, $207,735, and $154,843, respectively.
(11) Potential Sale of Systems
On July 5, 2007, Northland Cable Properties Seven Limited Partnership (the “Partnership”) executed a purchase and sale agreement (the “Agreement”) to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Vidalia, Sandersville and Toccoa, Georgia to Green River Media and Communications, LLC (“Green River”), an unaffiliated third party. The transaction was expected to close by the end of March 2008. To secure their performance under the Agreement, Green River deposited $125,000 into escrow (the “Escrow Deposit”), which such amount intended to be credited to the purchase price at closing. Closing of this transaction would have resulted in the liquidation of the Partnership.
On March 31, 2008, the Partnership notified Green River of its termination the Agreement. Green River disputed the right of the Partnership to terminate the Agreement. The parties reached a final settlement in the first quarter of 2011. As a result of the settlement, the Partnership will receive proceeds and accrued interest of $131,843 of the Escrow Deposit. The escrow proceeds will be recorded in income during the first quarter of 2011.
The Partnership will continue to operate its assets in a manner intended to maximize revenue and cash flow. The Partnership expects to place its operating assets that were the subject of the Agreement back on the market for sale during the first quarter of 2011, although no assurance can be given that such a transaction will be consummated.

Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $12,495, $59,056, and $187,437 for 2010, 2009 and 2008, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.