Form 10-Q
period 2011-03-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2011-05-13
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
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
Yes ☐     No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	March 31,	December 31,
	2011	2010

ASSETS

Cash	$1,224,312	$882,786
Accounts receivable, net of allowance of $11,050	192,038	241,478
Due from affiliates	60,716	96,255
Prepaid expenses	183,003	70,077
Property and equipment, net of accumulated depreciation of $16,696,202 and $16,457,125, respectively	6,429,549	6,476,899
Franchise agreements, net of accumulated amortization of $9,995,974	8,991,966	8,991,966

Total assets	$17,081,584	$16,759,461

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$654,753	$768,898
Due to Managing General Partner and affiliates	97,501	99,648
Deposits	27,711	23,970
Subscriber prepayments	292,474	239,304

Total liabilities	1,072,439	1,131,820

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(4,093)	(7,908)

	(29,460)	(33,275)

Limited Partners:
Contributed capital, net (49,656 units)	16,444,002	16,444,002
Accumulated deficit	(405,397)	(783,086)

	16,038,605	15,660,916

Total partners’ capital	16,009,145	15,627,641

Total liabilities and partners’ capital	$17,081,584	$16,759,461

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2011	2010

Service revenues	$2,489,441	$2,403,527

Expenses:
Cable system operations / cost of revenue (including $30,008 and $32,297 to affiliates in 2011 and 2010, respectively), excluding depreciation shown below	235,797	230,425
General and administrative (including $265,477 and $238,427 to affiliates in 2011 and 2010, respectively)	667,653	643,899
Programming / cost of revenue (including $15,185 and $11,874 to affiliates in 2011 and 2010, respectively)	1,021,589	931,882
Depreciation / cost of revenue	314,620	301,284
Gain on disposal of assets	(1,833)	(377)

	2,237,826	2,107,113

Income from operations	251,615	296,414

Other income (expense):
Interest income and other, net	(1,954)	(10,171)
Escrow proceeds	131,843	—

	129,889	(10,171)

Net income	$381,504	$286,243

Allocation of net income:

General Partners (1%)	$3,815	$2,862

Limited Partners (99%)	$377,689	$283,381

Net income per limited partnership unit (49,656 units):	7.61	5.71

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$381,504	$286,243
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	314,620	301,284
Gain on sale of assets	(1,833)	(377)
Escrow proceeds	(131,843)	—
(Increase) decrease in operating assets:
Accounts receivable	49,440	136,337
Due from affiliates	35,539	(28,767)
Prepaid expenses	(112,926)	(150,012)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(55,831)	(119,144)
Due to Managing General Partner and affiliates	(2,147)	51,284
Deposits	3,741	2,442
Subscriber prepayments	53,170	(11,649)

Net cash provided by operating activities	533,434	467,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(326,251)	(410,963)
Proceeds from the sale of assets	2,500	2,500
Escrow proceeds	131,843	—

Net cash used in investing activities	(191,908)	(408,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to limited partners	—	(868,980)

Net cash used in financing activities	—	(868,980)

INCREASE (DECREASE) IN CASH	341,526	(809,802)

CASH, beginning of period	882,786	1,339,369

CASH, end of period	$1,224,312	$529,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2011, its statements of operations for the three months ended March 31, 2011 and 2010, and its statements of cash flows for the three months ended March 31, 2011 and 2010. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
(4) Potential Sale of Systems
On July 5, 2007, Northland Cable Properties Seven Limited Partnership executed a purchase and sale agreement (the “Agreement”) to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Vidalia, Sandersville and Toccoa, Georgia to Green River Media and Communications, LLC (“Green River”), an unaffiliated third party. The transaction was expected to close by the end of March 2008. To secure their performance under the Agreement, Green River deposited $125,000 into escrow (the “Escrow Deposit”), which was intended to be credited to the purchase price at closing. Closing of this transaction would have resulted in the liquidation of the Partnership.
On March 31, 2008, the Partnership notified Green River of its termination of the Agreement. Green River disputed the right of the Partnership to terminate the Agreement. The parties reached a final settlement in the first quarter of 2011. As a result of the settlement, the Partnership received proceeds and accrued interest of $131,843 from the Escrow Deposit. The escrow proceeds were recorded as other income during the first quarter of 2011.
During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for its systems from potential interested parties. Initial expressions of interest, if any, are expected to be received in late second quarter. No assurance can be given that the Partnership will receive any acceptable bids and no reasonable estimate of the timing of any asset sales can be given at this time.
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $2,300 and $10,550 for the three months ended March 31, 2011 and 2010, respectively, and have been expensed as incurred within interest income and other in the accompanying statements of operations.
(5) Fair Value of Assets
We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets measured at fair value on a recurring basis at March 31, 2011.

	Total	Level 1	Level 2	Level 3
Cash	$1,224,312	$1,224,312	$—	$—
The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2010.

	Total	Level 1	Level 2	Level 3
Cash	$882,786	$882,786	$—	$—
PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Three Months Ended March 31, 2011 and 2010
Total basic video subscribers decreased from 10,651 as of March 31, 2010 to 9,869 as of March 31, 2011. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $2,489,441 for the three months ended March 31, 2011, an increase of $85,914 from $2,403,527 for the three months ended March 31, 2010. Revenue for the three months ended March 31, 2011, was comprised of the following sources:
•	$1,645,824 (66%) from basic and expanded video services,

•	$403,977 (16%) from high speed Internet services

•	$187,877 (8%) from telephony services

•	$76,722 (3%) from premium video services

•	$34,287 (1%) from advertising

•	$47,641 (2%) from late fees

•	$93,113 (4% ) from other sources.
Average monthly revenue per subscriber increased $9.08 or approximately 12% from $75.61 for the three months ended March 31, 2010 to $84.69 for the three months ended March 31, 2011. This increase is attributable to increased penetration of new products to existing customers, specifically high-speed Internet and telephony services and rate increases implemented throughout the Partnership’s systems during the first quarter of 2011, and the bundling of products to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses and gain on disposal of assets totaled $235,797 for the three months ended March 31, 2011, representing an increase of approximately 2% from $230,425 for the three months ended March 31, 2010. This increase is primarily attributable to increased system maintenance expenses, system utilities and vehicle operating expenses offset by a decrease in regional management expense.
General and administrative expenses totaled $667,653 for the three months ended March 31, 2011, representing an increase of approximately 4% from $643,899 for the three months ended March 31, 2010. This increase is primarily attributable to increased administrative salaries, administrative services, net bad debt expense and management fee expense.
Programming expenses totaled $1,021,589 for the three months ended March 31, 2011, an increase of approximately 10% from $931,882 for the three months ended March 31, 2010. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 10,651 as of March 31, 2010 to 9,869 as of March 31, 2011. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $314,620 for the three months ended March 31, 2011, an increase of approximately 4% from $301,284 for the three months ended March 31, 2010. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.
Interest income and other, net totaled ($1,954) and ($10,171) for the three months ended March 31, 2011 and 2010, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership assets.
The Partnership received escrow proceeds and accrued interest of $131,843 as a result of the termination of the purchase and sale agreement with Green River (see footnote 4). The escrow proceeds were recorded as other income during the first quarter of 2011.
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
Net cash provided by operating activities totaled $533,434 for the three months ended March 31, 2011. Adjustments to the $381,504 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $314,620 offset by escrow proceeds of $131,843 and changes in other operating assets and liabilities of $29,014.
Net cash used in investing activities totaled $191,908 for the three months ended March 31, 2011 and consisted primarily of purchases of property and equipment of $323,751, offset by escrow proceeds of $131,843.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements related to minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2011:

		Payments Due By Period
		Less than 1	1 — 3	3 — 5	More than
	Total	year	Years	years	5 years

Minimum operating lease payments	$17,733	$11,200	$6,533	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2011.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $176,835 in 2010.

Capital Expenditures
During the first three months of 2011, the Partnership paid approximately $326,000 for capital expenditures. These expenditures include the continued construction of fiber and quality assurance projects to upgrade the plant providing increased high speed data capacity in all systems, customer premise equipment to provide all communications services, channel additions in the Sandersville, GA system to provide more high-definition choices, and a vehicle replacement.
Management has estimated that the Partnership will spend approximately $1,151,000 on capital expenditures during the remainder of 2011. Planned expenditures include the continuation of distribution plant upgrades to increase high speed data capacity in all systems, potential line extension opportunities, vehicle replacements and the continued deployment of customer premise equipment concentrating on both high-speed Internet and digital telephone services in certain areas of the Partnership’s systems.
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
PART II — OTHER INFORMATION
ITEM 1 Legal proceedings
On March 31, 2008, the Partnership notified Green River of its termination the Agreement. Green River disputed the right of the Partnership to terminate the Agreement. The parties reached a final settlement in the first quarter of 2011. As a result of the settlement, the Partnership received proceeds and accrued interest of $131,843 of the Escrow Deposit. The escrow proceeds were recorded as other income during the first quarter of 2011. The Partnership will continue to operate its assets in a manner intended to maximize revenue and cash flow.
During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for its systems from potential interested parties. Initial expressions of interest, if any, are expected to be received in late second quarter. No assurance can be given that the Partnership will receive any acceptable bids and no reasonable estimate of the timing of any asset sales can be given at this time.
The Partnership may be party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of such legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial conditions and prospects.
ITEM 1A Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2010 Form 10-K.
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 12, 2011 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 12, 2011 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated May 12, 2011 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated May 12, 2011 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/S/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	5-12-11

/S/ GARY S. JONES Gary S. Jones	President	5-12-11