Form 10-Q
period 2011-06-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2011-08-15
CIK 813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

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

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II — OTHER INFORMATION
ITEM 1 Legal proceedings
ITEM 1A Risk Factors
ITEM 2 Changes in securities
ITEM 3 Defaults upon senior securities
ITEM 4 Submission of matters to a vote of security holders
ITEM 5 Other information
ITEM 6 Exhibits
SIGNATURES
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	June 30,	December 31,
	2011	2010
ASSETS

Cash	$1,403,131	$882,786
Accounts receivable, net of allowance of $11,050	221,726	241,478
Due from affiliates	60,603	96,255
Prepaid expenses	153,917	70,077
Property and equipment, net of accumulated depreciation of $16,966,370 and $16,457,125, respectively	6,444,037	6,476,899
Franchise agreements, net of accumulated amortization of $9,995,974	8,991,966	8,991,966

Total assets	$17,275,380	$16,759,461

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$659,697	$768,898
Due to Managing General Partner and affiliates	86,836	99,648
Deposits	25,264	23,970
Subscriber prepayments	258,370	239,304

Total liabilities	1,030,167	1,131,820

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(1,732)	(7,908)

	(27,099)	(33,275)

Limited Partners:
Contributed capital, net (49,656 units)	16,444,002	16,444,002
Accumulated deficit	(171,690)	(783,086)

	16,272,312	15,660,916

Total partners’ capital	16,245,213	15,627,641

Total liabilities and partners’ capital	$17,275,380	$16,759,461

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2011	2010
Service revenues	$4,982,672	$4,842,485

Expenses:
Cable system operations / cost of revenue (including $59,242 and $66,463 to affiliates in 2011 and 2010, respectively), excluding depreciation shown below	484,742	463,118
General and administrative (including $527,613 and $497,619 to affiliates in 2011 and 2010, respectively)	1,361,047	1,301,666
Programming / cost of revenue (including $31,154 and $25,283 to affiliates in 2011 and 2010, respectively)	2,030,709	1,888,191
Depreciation / cost of revenue	619,469	607,606
Gain on disposal of assets	(2,167)	(377)

	4,493,800	4,260,204

Income from operations	488,872	582,281

Other income (expense):
Interest income and other, net	(3,143)	(11,097)
Escrow proceeds	131,843	—

	128,700	(11,097)

Net income	$617,572	$571,184

Allocation of net income:

General Partners (1%)	$6,176	$5,712

Limited Partners (99%)	$611,396	$565,472

Net income per limited partnership unit (49,656 units):	12.31	11.39

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2011	2010
Service revenues	$2,493,230	$2,438,958

Expenses:
Cable system operations / cost of revenue (including $29,234 and $34,165 to affiliates in 2011 and 2010, respectively), excluding depreciation shown below	248,945	232,693
General and administrative (including $262,137 and $240,629 to affiliates in 2011 and 2010, respectively)	693,395	657,767
Programming / cost of revenue (including $15,969 and $13,409 to affiliates in 2011 and 2010, respectively)	1,009,119	956,309
Depreciation / cost of revenue	304,849	306,322
Gain on disposal of assets	(334)	—

	2,255,974	2,153,091

Income from operations	237,256	285,867

Other income (expense):
Interest income and other, net	(1,188)	(925)

	(1,188)	(925)

Net income	$236,068	$284,942

Allocation of net income:

General Partners (1%)	$2,361	$2,849

Limited Partners (99%)	$233,707	$282,093

Net income per limited partnership unit (49,656 units):	4.71	5.68

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$617,572	$571,184
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	619,469	607,606
Gain on sale of assets	(2,167)	(377)
Escrow proceeds	(131,843)	—
(Increase) decrease in operating assets:
Accounts receivable	19,752	93,922
Due from affiliates	35,652	24,035
Prepaid expenses	(83,840)	(88,969)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(50,887)	(70,512)
Due to Managing General Partner and affiliates	(12,812)	32,331
Deposits	1,294	1,742
Subscriber prepayments	19,066	(32,024)

Net cash provided by operating activities	1,031,256	1,138,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(645,754)	(845,985)
Proceeds from the sale of assets	3,000	2,500
Escrow proceeds	131,843	—

Net cash used in investing activities	(510,911)	(843,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to limited partners	—	(868,980)

Net cash used in financing activities	—	(868,980)

INCREASE (DECREASE) IN CASH	520,345	(573,527)

CASH, beginning of period	882,786	1,339,369

CASH, end of period	$1,403,131	$765,842

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2011, its statements of operations for the three months and six months ended June 30, 2011 and 2010, and its statements of cash flows for the six months ended June 30, 2011 and 2010. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for the operating assets and franchise rights of its cable systems from potential interested parties. Initial expressions of interest were received late in the second quarter and final offers were received at the end of June. The Partnership is in the process of negotiating definitive asset purchase agreements. No assurance can be given that the Partnership will reach such definitive agreements and no reasonable estimate of the timing of any asset sales can be given at this time. If definitive agreements are reached, any asset sales would be subject to approval by a majority vote of the limited partners.
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $3,890 and $11,602 for the six months ended June 30, 2011 and 2010, respectively, and have been expensed as incurred within interest income and other in the accompanying statements of operations.

(5) Fair Value of Assets
We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets measured at fair value on a recurring basis at June 30, 2011.

	Total	Level 1	Level 2	Level 3
Cash	$1,403,131	$1,403,131	$—	$—
The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2010.

	Total	Level 1	Level 2	Level 3
Cash	$882,786	$882,786	$—	$—

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Six Months Ended June 30, 2011 and 2010
Total basic video subscribers decreased from 10,313 as of June 30, 2010 to 9,457 as of June 30, 2011. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $4,982,672 for the six months ended June 30, 2011, an increase of $140,187 from $4,842,485 for the six months ended June 30, 2010. Revenue for the six months ended June 30, 2011, was comprised of the following sources:
•	$3,268,718 (65%) from basic and expanded video services,

•	$834,425 (17%) from high speed Internet services

•	$379,767 (8%) from telephony services

•	$151,514 (3%) from premium video services

•	$79,938 (2%) from advertising

•	$96,327 (2%) from late fees

•	$171,983 (3%) from other sources.
Average monthly revenue per subscriber increased $8.89 or approximately 12% from $76.78 for the six months ended June 30, 2010 to $85.67 for the six months ended June 30, 2011. This increase is attributable to increased penetration of new products to existing customers, specifically high-speed Internet and telephony services and rate increases implemented throughout the Partnership’s systems during the first quarter of 2011, and the bundling of products to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses and gain on disposal of assets totaled $484,742 for the six months ended June 30, 2011, representing an increase of approximately 5% from $463,118 for the six months ended June 30, 2010. This increase is primarily attributable to increased system maintenance expenses, vehicle operating expenses, and system utilities offset by a decrease in operating overhead expenses.
General and administrative expenses totaled $1,361,047 for the six months ended June 30, 2011, representing an increase of approximately 5% from $1,301,066 for the six months ended June 30, 2010. This increase is primarily attributable to increased administrative salaries, administrative services, net bad debt expense and management fee expense.
Programming expenses totaled $2,030,709 for the six months ended June 30, 2011, an increase of approximately 8% from $1,888,191 for the three months ended June 30, 2010. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 10,313 as of June 30, 2010 to 9,457 as of June 30, 2011. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future.
Depreciation expense totaled $619,469 for the six months ended June 30, 2011, an increase of approximately 2% from $607,606 for the six months ended June 30, 2010. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.
Interest income and other, net totaled ($3,143) and ($11,097) for the six months ended June 30, 2011 and 2010, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership assets.
The Partnership received escrow proceeds and accrued interest of $131,843 as a result of the termination of the purchase and sale agreement with Green River (see footnote 4). The escrow proceeds were recorded as other income during the first quarter of 2011.

Results of Operations — Three Months Ended June 30, 2011 and 2010
Total basic video subscribers decreased from 10,313 as of June 30, 2010 to 9,457 as of June 30, 2011. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $2,493,230 for the three months ended June 30, 2011, an increase of $54,272 from $2,438,958 for the three months ended June 30, 2010. Revenue for the three months ended June 30, 2011, was comprised of the following sources:
•	$1,622,894 (65%) from basic and expanded video services,

•	$430,448 (17%) from high speed Internet services

•	$191,890 (8%) from telephony services

•	$74,792 (3%) from premium video services

•	$45,651 (1%) from advertising

•	$48,686 (2%) from late fees

•	$78,869 (4% ) from other sources.
Average monthly revenue per subscriber increased $8.69 or approximately 11% from $77.98 for the three months ended June 30, 2010 to $86.67 for the three months ended June 30, 2011. This increase is attributable to increased penetration of new products to existing customers, specifically high-speed Internet and telephony services and rate increases implemented throughout the Partnership’s systems during the first quarter of 2011, and the bundling of products to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses and gain on disposal of assets totaled $248,945 for the three months ended June 30, 2011, representing an increase of approximately 7% from $232,693 for the three months ended June 30, 2010. This increase is primarily attributable to increased regional management expense, system utilities and vehicle operating expenses offset by a decrease in system maintenance expense.
General and administrative expenses totaled $693,395 for the three months ended June 30, 2011, representing an increase of approximately 5% from $657,767 for the three months ended June 30, 2010. This increase is primarily attributable to increased administrative salaries, marketing, net bad debt expense and management fee expense.
Programming expenses totaled $1,009,119 for the three months ended June 30, 2011, an increase of approximately 6% from $956,309 for the three months ended June 30, 2010. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 10,313 as of June 30, 2010 to 9,457 as of June 30, 2011. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future.
Depreciation expense totaled $304,849 and $306,322 for the three months ended June 30, 2011 and 2010, respectively. Depreciation of recent purchases related to the upgrade of plant and equipment was offset by certain assets becoming fully depreciated.
Interest income and other, net totaled ($1,188) and ($925) for the three months ended June 30, 2011 and 2010, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership assets.
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
Net cash provided by operating activities totaled $1,031,256 for the six months ended June 30, 2011. Adjustments to net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $619,469 offset by escrow proceeds of $131,843 and changes in other operating assets and liabilities of $71,775.
Net cash used in investing activities totaled $510,911 for the six months ended June 30, 2011 and consisted primarily of purchases of property and equipment of $642,754, offset by escrow proceeds of $131,843.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements related to minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2011:

		Payments Due By Period
		Less than 1	1 — 3	3 — 5	More than
	Total	year	Years	years	5 years

Minimum operating lease payments	$14,933	$11,200	$3,733	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2011.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $176,835 in 2010.
Capital Expenditures
During the first six months of 2011, the Partnership paid approximately $646,000 for capital expenditures. These expenditures include the continued construction of fiber and quality assurance projects to upgrade the plant providing increased high speed data capacity in all systems, customer premise equipment to provide all communications services, channel additions in the Sandersville, GA system to provide more high-definition choices, and a vehicle replacement.
Management has estimated that the Partnership will spend approximately $695,000 on capital expenditures during the remainder of 2011. Planned expenditures include the continuation of distribution plant upgrades to increase high speed data capacity in all systems, potential line extension opportunities, and the continued deployment of customer premise equipment concentrating on both high-speed Internet and digital telephone services in certain areas of the Partnership’s systems. The signing of a definitive asset purchase agreement and timing of any eventual asset sale may affect the estimated levels of capital expenditures during the remainder of 2011.
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
During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for the operating assets and franchise rights of its cable systems from potential interested parties. Initial expressions of interest were received late in the second quarter and final offers were received at the end of June. The Partnership is in the process of negotiating definitive asset purchase agreements. No assurance can be given that the Partnership will reach such definitive agreements and no reasonable estimate of the timing of any asset sales can be given at this time. If definitive agreements are reached, any asset sales would be subject to approval by a majority vote of the limited partners.
The Partnership may be party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of such legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial conditions and prospects.

ITEM 1A	Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2010 Form 10-K.

ITEM 2	Changes in securities
     None

ITEM 3	Defaults upon senior securities
     None

ITEM 4	Submission of matters to a vote of security holders
     None

ITEM 5	Other information
     None

ITEM 6	Exhibits
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 12, 2011 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 12, 2011 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated August 12, 2011 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated August 12, 2011 pursuant to section 906 of the Sarbanes-Oxley Act

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
Managing General Partner

SIGNATURES	CAPACITIES	DATE

/S/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	8-12-11

/S/ GARY S. JONES Gary S. Jones	President	8-12-11