Form 10-Q
period 2011-09-30
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2011-11-14
CIK 813658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

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
ITEM 6 Exhibits
SIGNATURES
EX-10.44
EX-10.45
EX-10.46
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS - (UNAUDITED)

(Prepared by the Managing General Partner)

	September 30, 2011	December 31, 2010
ASSETS

Cash	$1,551,046	$882,786
Accounts receivable, net of allowance of $11,050	208,446	241,478
Due from affiliates	93,708	96,255
Prepaid expenses	135,614	70,077
Property and equipment, net of accumulated depreciation of $17,140,353 and $16,457,125, respectively	6,400,404	6,476,899
Franchise agreements, net of accumulated amortization of $9,995,974	8,991,966	8,991,966

Total assets	$17,381,184	$16,759,461

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$653,085	$768,898
Due to Managing General Partner and affiliates	88,644	99,648
Deposits	24,385	23,970
Subscriber prepayments	218,687	239,304

Total liabilities	984,801	1,131,820

Partners’ capital (deficit):
General Partners:
Contributed capital, net	(25,367)	(25,367)
Accumulated deficit	(221)	(7,908)

	(25,588)	(33,275)

Limited Partners:
Contributed capital, net (49,656 units)	16,444,002	16,444,002
Accumulated deficit	(22,031)	(783,086)

	16,421,971	15,660,916

Total partners’ capital	16,396,383	15,627,641

Total liabilities and partners’ capital	$17,381,184	$16,759,461

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

	For the nine months ended September 30,
	2011	2010
Service revenues	$7,364,656	$7,216,663

Expenses:
Cable system operations / cost of revenue (including $97,810 and $121,026 to affiliates in 2011 and 2010, respectively), excluding depreciation shown below	750,609	696,174
General and administrative (including $790,598 and $731,400 to affiliates in 2011 and 2010, respectively)	2,060,602	1,977,310
Programming / cost of revenue (including $46,529 and $39,054 to affiliates in 2011 and 2010, respectively)	2,988,431	2,831,102
Depreciation / cost of revenue	922,330	924,455
Loss on impairment of franchise agreement	—	615,000
Loss on disposal of assets	3,098	1,248

	6,725,070	7,045,289

Income from operations	639,586	171,374

Other income (expense):
Other (expenses) net of interest income	(2,687)	(12,161)
Escrow proceeds	131,843	—

	129,156	(12,161)

Net income	$768,742	$159,213

Allocation of net income:
General Partners (1%)	$7,687	$1,592

Limited Partners (99%)	$761,055	$157,621

Net income per limited partnership unit (49,656 units):	15.33	3.17

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

	For the three months ended September 30,
	2011	2010
Service revenues	$2,381,984	$2,374,178

Expenses:
Cable system operations / cost of revenue (including $38,568 and $54,563 to affiliates in 2011 and 2010, respectively), excluding depreciation shown below	265,867	233,056
General and administrative (including $262,985 and $245,493 to affiliates in 2011 and 2010, respectively)	699,554	675,644
Programming / cost of revenue (including $15,375 and $13,771 to affiliates in 2011 and 2010, respectively)	957,723	942,912
Depreciation / cost of revenue	302,861	316,850
Loss on impairment of franchise agreement	—	615,000
Loss on disposal of assets	5,266	1,625

	2,231,271	2,785,087

Income (loss) from operations	150,713	(410,909)

Other income (expense):
Other (expenses) net of interest income	457	(1,063)

	457	(1,063)

Net income (loss)	$151,170	$(411,972)

Allocation of net income (loss):
General Partners (1%)	$1,512	$(4,120)

Limited Partners (99%)	$149,658	$(407,852)

Net loss per limited partnership unit (49,656 units):	3.01	(8.21)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)

	For the nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$768,742	$159,213
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	922,330	924,455
Gain on sale of assets	3,098	1,248
Escrow proceeds	(131,843)	—
Loss on impairment of franchise agreement	—	615,000
(Increase) decrease in operating assets:
Accounts receivable	33,032	92,641
Due from affiliates	2,547	(1,013)
Prepaid expenses	(65,537)	(80,489)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(57,499)	(109,475)
Due to Managing General Partner and affiliates	(11,004)	31,134
Deposits	415	1,017
Subscriber prepayments	(20,617)	(59,855)

Net cash provided by operating activities	1,443,664	1,573,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(914,747)	(1,392,612)
Proceeds from the sale of assets	7,500	2,500
Escrow proceeds	131,843	—

Net cash used in investing activities	(775,404)	(1,390,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to limited partners	—	(868,980)

Net cash used in financing activities	—	(868,980)

INCREASE (DECREASE) IN CASH	668,260	(685,216)

CASH, beginning of period	882,786	1,339,369

CASH, end of period	$1,551,046	$654,153

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2011, its statements of operations for the three months and nine months ended September 30, 2011 and 2010, and its statements of cash flows for the nine months ended September 30, 2011 and 2010. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

(4) Escrow Proceeds and Potential Sale of Systems

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

During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for the operating assets and franchise rights of its cable systems from potential interested parties. Initial expressions of interest, were received late in the second quarter and final offers were received at the end of June. In October the Partnership executed purchase and sale agreements to sell the operating assets and franchise rights of its remaining cable systems. The transactions are expected to close in March 2012, and are subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. (See Item 6 below).

Fees for legal and accounting activities in connection with the aforementioned termination of the Green River Agreement amounted to $3,890 and $11,602 for the nine months ended September 30, 2011 and 2010, respectively, and have been expensed as incurred within interest income and other in the accompanying statements of operations.

(5) Fair Value of Assets

We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:

•	Level 1 – inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 – significant inputs are unobservable for the asset or liability.

The following table summarizes the balances of assets measured at fair value on a recurring basis at September 30, 2011.

	Total	Level 1	Level 2	Level 3
Cash	$1,551,046	$1,551,046	$—	$—

The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2010.

	Total	Level 1	Level 2	Level 3
Cash	$882,786	$882,786	$—	$—

(6) Subsequent Events

In October, the Partnership entered into three purchase and sale agreements to sell all of its operating assets and franchise rights of its cable systems. The purchase and sale agreements are separate and independent of each other.

On October 12, 2011, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system in and around the community of Sandersville, Georgia to Charter Communications, LLC (“Charter”), an unaffiliated third party. The transaction is expected to close by the end of March 2012, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners.

The terms of the agreement include a base purchase price of $3,000,000, subject to adjustments and prorations of revenues, expenses and liabilities at closing, and require that $300,000 of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Upon execution of the Agreement, Charter made an initial cash payment of $150,000 to the Partnership. At closing, the initial cash payment together with interest at the rate of 0.5% per annum shall be credited against the Purchase Price. The initial cash payment shall be used by the Partnership solely to pay expenses that the Partnership will incur to obtain the approval of the Partnership’s limited partners and a third party fairness opinion in preparation for closing. Net proceeds to be received upon closing will be used to make distributions to the limited partners. Limited partners will receive a final distribution approximately eighteen months from the closing date when the escrow proceeds are released.

On October 14, 2011, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable systems in and around the community of Toccoa, Georgia to Truvista Communications of Georgia, LLC (“Truvista”), an unaffiliated third party. The transaction is expected to close by the end of March 2012, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners.

The terms of the agreement include a base purchase price of $8,900,000, subject to adjustments and prorations of revenues, expenses and liabilities at closing, and require that $890,000 of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Upon execution of the agreement, Truvista made an initial cash payment of $300,000 to the Partnership. At closing, the initial cash payment together with interest at the rate of 0.5% per annum shall be credited against the Purchase Price. The initial cash payment shall be used by the Partnership solely to pay expenses that the Partnership will incur to obtain the approval of the Partnership’s limited partners and a third party fairness opinion in preparation for closing. Net proceeds to be received upon closing will be used to make distributions to the limited partners. Limited partners will receive a final distribution approximately eighteen months from the closing date when the escrow proceeds are released.

On October 21, 2011, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system in and around the community of Vidalia, Georgia to Northland Cable Television, Inc., an affiliate of Northland Communications Corporation, the managing general partner of the Partnership. The transaction is expected to close by the end of March 2012, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners.

The terms of the Agreement include a base purchase price of $5,400,000, subject to adjustments and prorations of revenues, expenses and liabilities at closing, and require that $432,000 of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership twelve months from the closing of the transaction. Net proceeds to be received upon closing will be used to make distributions to the limited partners. Limited partners will receive a final distribution from the Vidalia sale approximately twelve months from the closing date when the escrow proceeds are released.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine months ended September 30, 2011 and 2010

Total basic video subscribers decreased from 9,963 as of September 30, 2010 to 9,076 as of September 30, 2011. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $7,364,656 for the nine months ended September 30, 2011, an increase of $147,993 from $7,216,663 for the nine months ended September 30, 2010. Revenue for the nine months ended September 30, 2011, was comprised of the following sources:

•	$4,803,570 (65%) from basic and expanded video services,

•	$1,257,689 (17%) from high speed Internet services

•	$567,410 (8%) from telephony services

•	$221,267 (3%) from premium video services

•	$115,343 (2%) from advertising

•	$144,628 (2%) from late fees

•	$254,749 (3%) from other sources.

Average monthly revenue per subscriber increased $8.53 or approximately 11% from $77.35 for the nine months ended September 30, 2010 to $85.88 for the nine months ended September 30, 2011. This increase is attributable to increased penetration of new products to existing customers, specifically high-speed Internet and telephony services and rate increases implemented throughout the Partnership’s systems during the first quarter of 2011, and the bundling of products to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming, depreciation expenses and gain on disposal of assets totaled $750,609 for the nine months ended September 30, 2011, representing an increase of approximately 8% from $696,174 for the nine months ended September 30, 2010. This increase is primarily attributable to increased pole, duct, and site expenses, vehicle operating expenses, and system utilities offset by a decrease in system maintenance expense and operating overhead expenses.

General and administrative expenses totaled $2,060,602 for the nine months ended September 30, 2011, representing an increase of approximately 4% from $1,977,310 for the nine months ended September 30, 2010. This increase is primarily attributable to increased administrative salaries, administrative services, net bad debt expense, marketing, telephone and management fee expense.

Programming expenses totaled $2,988,431 for the nine months ended September 30, 2011, an increase of approximately 6% from $2,831,102 for the nine months ended September 30, 2010. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 9,963 as of September 30, 2010 to 9,076 as of September 30, 2011. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $922,330 for the nine months ended September 30, 2011, and $924,455 for the nine months ended September 30, 2010. Certain assets becoming fully depreciated were offset by depreciation of recent purchase related to the upgrade of plant and equipment.

Loss on impairment of franchise agreement totaled $615,000 for the nine months ended September 30, 2010, and resulted from the write down of the carrying value of the franchise agreements associated with its Toccoa, GA system to its fair value.

Interest income and other, net totaled ($2,687) and ($12,161) for the nine months ended September 30, 2011 and 2010, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership assets.

The Partnership received escrow proceeds and accrued interest of $131,843 as a result of the termination of the purchase and sale agreement with Green River (see footnote 4). The escrow proceeds were recorded as other income during the first quarter of 2011.

Results of Operations - Three Months Ended September 30, 2011 and 2010

Total basic video subscribers decreased from 9,963 as of September 30, 2010 to 9,076 as of September 30, 2011. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $2,381,984 for the three months ended September 30, 2011, an increase of $7,806 from $2,374,178 for the three months ended September 30, 2010. Revenue for the three months ended September 30, 2011, was comprised of the following sources:

•	$1,534,850 (64%) from basic and expanded video services,

•	$423,264 (18%) from high speed Internet services

•	$187,642 (8%) from telephony services

•	$69,752 (3%) from premium video services

•	$35,405 (2%) from advertising

•	$48,300 (2%) from late fees

•	$82,771 (3%) from other sources.

Average monthly revenue per subscriber increased $7.81 or approximately 10% from $78.53 for the three months ended September 30, 2010 to $86.34 for the three months ended September 30, 2011. This increase is attributable to increased penetration of new products to existing customers, specifically high-speed Internet and telephony services and rate increases implemented throughout the Partnership’s systems during the first quarter of 2011, and the bundling of products to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming, depreciation expenses and gain on disposal of assets totaled $265,867 for the three months ended September 30, 2011, representing an increase of approximately 14% from $233,056 for the three months ended September 30, 2010. This increase is primarily attributable to increased pole, duct, and site expenses, system utilities and vehicle operating expenses offset by a decrease in system maintenance expense.

General and administrative expenses totaled $699,554 for the three months ended September 30, 2011, representing an increase of approximately 4% from $675,644 for the three months ended September 30, 2010. This increase is primarily attributable to increased telephone expenses, copying and printing, and net bad debt expense.

Programming expenses totaled $957,723 for the three months ended September 30, 2011, an increase of approximately 2% from $942,912 for the three months ended September 30, 2010. The increase is attributable to higher costs charged by various program suppliers and increased costs associated with the increased penetration of high-speed Internet and telephony services, offset by a decrease in basic subscribers from 9,963 as of September 30, 2010 to 9,076 as of September 30, 2011. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $302,861 and $316,850 for the three months ended September 30, 2011 and 2010, respectively. Certain assets becoming fully depreciated were offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest income and other, net totaled $457 and ($1,063) for the three months ended September 30, 2011 and 2010, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership assets.

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

Net cash provided by operating activities totaled $1,443,664 for the nine months ended September 30, 2011. Adjustments to net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $922,330 offset by escrow proceeds of $131,843 and changes in other operating assets and liabilities of $118,663.

Net cash used in investing activities totaled $775,404 for the nine months ended September 30, 2011 and consisted primarily of purchases of property and equipment of $914,747 offset by escrow proceeds of $131,843.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements related to minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2011:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years
Minimum operating lease payments	$12,133	$11,200	$933	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2011.
(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $176,835 in 2010.

Capital Expenditures

During the first nine months of 2011, the Partnership paid approximately $914,747 for capital expenditures. These expenditures include the continued construction of fiber and quality assurance projects to upgrade the plant providing increased high speed data capacity in all systems, customer premise equipment to provide all communications services, channel additions in the Sandersville, GA system to provide more high-definition choices, and a vehicle replacement.

Management has estimated that the Partnership will spend approximately $300,000 on capital expenditures during the remainder of 2011. Planned expenditures include the continuation of distribution plant upgrades to increase high speed data capacity in all systems and the continued deployment of customer premise equipment concentrating on both high-speed Internet and digital telephone services in certain areas of the Partnership’s systems. The signing of a definitive asset purchase agreement and timing of any eventual asset sale may affect the estimated levels of capital expenditures during the remainder of 2011.

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

PART II - OTHER INFORMATION

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

During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for the operating assets and franchise rights of its cable systems from potential interested parties. Initial expressions of interest were received late in the second quarter and final offers were received at the end of June. In October the Partnership executed purchase and sale agreements to sell the operating assets and franchise rights of its remaining cable systems. The transactions are expected to close in March 2012, and are subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. (See Footnote 6).

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

None

ITEM 3 Defaults upon senior securities

None

ITEM 4 Submission of matters to a vote of security holders

None

ITEM 5 Other information

None

ITEM 6 Exhibits

(a)	Exhibit Index

10.44	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Charter Communications, LLC dated October 12, 2011.

10.45	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Truvista Communications of Georgia, LLC dated October 14, 2011.

10.46	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Northland Cable Television, Inc. dated October 21, 2011.

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 14, 2011 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 14, 2011 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated November 14, 2011 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated November 14, 2011 pursuant to section 906 of the Sarbanes-Oxley Act

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

BY: Northland Communications Corporation,

Managing General Partner

SIGNATURES	CAPACITIES	DATE

/S/ RICHARD I. CLARK	Executive Vice President, Treasurer and	11-14-11
Richard I. Clark	Assistant Secretary

/S/ GARY S. JONES	President	11-14-11
Gary S. Jones