Form 10-K
period 2011-12-31
NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 2012-03-05
CIK 813658

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354 eff. 7-1-91)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $6,951,840 ($140 per unit) based on the average secondary market trading information for the year ended December 31, 2011.

At December 31, 2011, there were 49,656 Limited Partnership Units outstanding.

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

PART I

ITEM 1. BUSINESS

Northland Cable Properties Seven Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and approximately 2,524 limited partners holding 49,656 units as of December 31, 2011. Northland Communications Corporation, a Washington corporation, is the managing and administrative general partner of the Partnership (referred to herein as “Northland” or the “Managing General Partner”). Northland manages the operations of the Partnership under the terms of an Amended and Restated Agreement of Limited Partnership which will expire on December 31, 2013. An Amendment to extend the term of the Partnership from December 31, 2011 to December 31, 2013, was approved at a special meeting of the limited partners on November 19, 2009.

Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the Managing General Partner for cable television systems owned by two limited partnerships. Northland is also the parent company of NCPI Holdco, Inc. which is a 19% shareholder of Northland Cable Television, Inc. (“NCTV”), which was formed in October 1985 and principally involved in the direct ownership of cable television systems and is the parent company of Northland Cable Properties, Inc. (“NCPI”). NCPI is the majority member and manager of Northland Cable Ventures, LLC (“NCV”). Northland is a subsidiary of Northland Telecommunications Corporation (“NTC”). Other subsidiaries of NTC include:

NORTHLAND NETWORKS, INC. – formed in 2010 and is an 81% shareholder of Northland Cable Television, Inc.

NORTHLAND CABLE SERVICES CORPORATION (“NCSC”) - formed in August 1993 and principally involved in the support of computer software used in billing and financial record keeping for, and Internet services offered by, Northland-affiliated cable systems. NCSC also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. NCSC is the sole shareholder of Cable Ad-Concepts, Inc.

CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

The Partnership was formed on April 17, 1987 and began operations on September 1, 1987. The Partnership serves the communities and surrounding areas of Vidalia, Sandersville, Toccoa and Royston, Georgia (the “Systems”). As of December 31, 2011, the total number of basic subscribers served by the Systems was 9,114, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 32%.

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

The following is a description of the areas served by the Systems as of December 31, 2011. The subscriber data below represents the number of customers that subscribe to each level of service. A customer may subscribe to multiple services and therefore counted as a customer for each service (video, internet and telephone).

Vidalia, GA: Located approximately 15 miles south of Interstate 16, the city of Vidalia is in Toombs County and lies midway between Savannah and Macon. With a population of approximately 11,200, Vidalia is home of the Vidalia Sweet Onion and provides services and support for the surrounding agricultural and light manufacturing industries. Nearby Lyons, with a population of approximately 4,500 is the county seat of Toombs County. Certain information regarding the Vidalia, GA system as of December 31, 2011, is as follows:

Basic Subscribers	3,147
Expanded Basic Subscribers	2,011
Premium Subscribers	640
Digital Subscribers	357
Internet Subscribers	922
Telephone Subscribers	381
Estimated Homes Passed	9,949

Sandersville, GA: Located midway between Augusta and Macon, Sandersville is the county seat of Washington County. Major employers with operations in the communities served by the Sandersville system include kaolin processors, transportation, both trucking and rail and a variety of light manufacturers. Certain information regarding the Sandersville, GA system as of December 31, 2011 is as follows:

Basic Subscribers	1,899
Expanded Basic Subscribers	1,387
Premium Subscribers	383
Digital Subscribers	100
Internet Subscribers	572
Telephone Subscribers	292
Estimated Homes Passed	5,658

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

Split between Hart and Franklin counties, Royston is located in northeastern Georgia approximately 60 miles north of Athens. The economy of Royston is primarily driven by manufacturing industries. Certain information regarding the Toccoa and Royston, Georgia systems as of December 31, 2011, is as follows:

Basic Subscribers	4,068
Expanded Basic Subscribers	3,172
Premium Subscribers	351
Digital Subscribers	382
Internet Subscribers	1,366
Telephone Subscribers	886
Estimated Homes Passed	13,122

The Partnership had 27 employees as of December 31, 2011. Management of these systems is handled through offices located in the towns of Vidalia, Sandersville and Toccoa, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)

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

Net Neutrality: In October 2009, the FCC published a detailed Notice of Proposed Rule Making (the “Notice”) and a draft of proposed regulation that, if adopted, would convert the existing non-binding FCC “principles” of Internet openness into enforceable regulations. On December 21, 2010, the FCC adopted net neutrality rules, which largely implement existing Internet traffic and management practices reflected in the FCC “principles” and impose new-non-discrimination and transparency rules. The FCC rules codify three basic principles for providers of broadband Internet access. The three principles (1) require transparent disclosure to consumers terms, performance, and network management practices; (2) prohibits blocking of lawful content, applications, or services, or the use of non-harmful devices; (3) bars unreasonable discrimination against the transmission of lawful traffic over broadband internet access service. These rules are directed to providers of last mile Internet access to all or substantially all Internet endpoints, not to peering or backbone arrangements. These principles apply not only for residential use but for services to small businesses, schools and libraries. Excluded from the set of regulated broadband access providers are coffee shops, bookstores, and airlines. Wireless broadband service is held to a lower bar which may give them a competitive advantage over the Partnerships

Federal Broadband Funding: The American Recovery and Reinvestment Act of 2009 (“Recovery Act”) provided $7.2 billion in the form of grants and loans to program applicants to, among other things, build broadband infrastructure. All funds were awarded by September 30, 2010. Although all funds have been awarded, construction of facilities and other uses of the funds is in various stages of implementation. To Management’s knowledge, no funds that were awarded for the construction of new facilities or upgrades to existing facilities is authorized to be used to overbuild areas served by the Partnership’s existing cable facilities. To the extent funding is to be used for middle mile networks, Public Computer Centers, and Sustainable Broadband Adoption, or other authorized uses, any effects of the use of funding is unknown at this time and may be difficult if not impossible to attribute to Recovery Act funds.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership’s cable television systems are located in and around Vidalia, Sandersville, Toccoa and Royston, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 28,729 homes as of December 31, 2011. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 25, 2009, a definitive proxy statement on Schedule 14A and an accompanying proxy card were mailed to limited partners of record as of September 2, 2009, in connection with a special meeting that was called for the purpose of considering a proposal to amend the Partnership Agreement, to extend the term of the Partnership from December 31, 2011, to December 31, 2013. The Amendment was approved at that special meeting of limited partners on November 19, 2009. On November 24, 2009, the Partnership filed with the Secretary of State of the State of Washington an amendment to its Amended and Restated Agreement of Limited Partnership to extend the term of the Partnership from December 31, 2011, to December 31, 2013.

As a result of the Amendment, holders of the units of limited partnership interests of the Partnership may not be able to liquidate their investment in the Partnership until the earlier of December 31, 2013, or upon the dissolution, winding up and termination of the Partnership. Despite the extension of the term of the Partnership, Northland Communications Corporation, the Managing General Partner of the Partnership, remains fully committed to selling the Partnership’s assets and winding up the Partnership as soon as possible, provided that a fair price for the assets can be secured and the approval of a majority in interest of the Partnership’s limited partners.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) There is no established public trading market for the Partnership’s units of limited partnership interest.

(b) The approximate number of equity holders as of December 31, 2011, is as follows:

Limited Partners:	2,524
General Partners:	1

(c) During 2011 the Partnership made no cash distributions to the limited partners. The Partnership made cash distributions to the limited partners in amount of $868,980 and $1,241,400 during 2010 and 2009, respectively.

(d) The limited partners received in the aggregate in the form of cash distributions $5,218,934 on total initial contributions of $24,893,000, as of December 31, 2011. As of December 31, 2011, the Partnership had repurchased $65,000 in limited partnership units ($500 per unit). Future distributions depend upon results of operations, the Partnership’s working capital needs and the outcome of the potential sale of the Partnership’s assets.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	2011	2010	2009	2008	2007
SUMMARY OF OPERATIONS:
Revenue	$9,701,380	$9,565,551	$9,503,044	$8,961,332	$8,848,630
Operating income	556,694	382,485	1,233,787	1,179,652	1,035,197
Income from continuing operations	689,747	371,200	1,171,960	934,687	535,084
Income from discontinued operations (1)	—	—	—	—	59,928

Net income	$689,747	$371,200	$1,171,960	$934,687	$595,012
Net income from continuing operations per limited partnership unit	$14	$7	$23	$19	$11
Net income from discontinued operations per limited partnership unit	—	—	—	—	$1

Net income per limited partner unit	$14	$7	$23	$19	$12

(1)	On June 30, 2005 the partnership sold the operating assets and franchise rights of its Bay City, Texas system. The results of operations and the sale of this system is presented as discontinued operations in this filing and the accompanying financial statements. In January of 2007, the Partnership received holdback proceeds, including interest of $59,928, from the buyer of the Bay City, Texas system.

		December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA:
Total assets	17,841,686	16,759,461	17,313,965	17,272,636	16,974,003
Notes payable	—	—	—	—	663,299
Total liabilities	1,524,298	1,131,820	1,188,544	1,077,775	1,713,829
General partner’s deficit	(26,378)	(32,275)	(36,987)	(48,707)	(58,054)
Limited partners’ capital	16,343,766	15,660,916	16,162,408	16,243,568	15,318,228
Cumulative distributions per limited partner unit	105	105	91	66	66

	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Revenue	$2,336,725	$2,381,984	$2,493,230	$2,489,441	$2,348,888	$2,374,178	$2,438,958	$2,403,527
Operating income	150,448	150,713	237,256	251,615	211,113	(410,909)	285,867	296,414
Net income	(78,995)	151,170	236,068	381,504	211,987	(411,972)	284,942	286,243
Net income per limited partnership unit	($2)	$3	$5	$8	$4	($8)	$6	$6

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2011 and 2010

Total basic subscribers decreased from 9,854 as of December 31, 2010, to 9,114, as of December 31, 2011. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data and phone products.

Revenue from operations totaled $9,701,380 for the year ended December 31, 2011, increasing 1% from $9,565,551 for the year ended December 31, 2010. Revenues for the year ended December 31, 2011, were comprised of the following sources:

•	$6,286,337 (65%) from basic and expanded video services

•	$287,273 (3%) from premium video services

•	$1,695,447 (17%) from high speed Internet services

•	$754,898 (8%) from telephone services

•	$159,712 (2%) from advertising

•	$189,657 (2%) from late fees

•	$328,056 (3%) from other sources

Average monthly revenue per subscriber increased $8.00, or approximately 10%, from $77.88 for the year ended December 31, 2010, to $85.88 for the year ended December 31, 2011. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2011 and increased penetration of new products, specifically, high-speed Internet and telephone services.

The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month) exclusive of promotional prices and bundled product discounts:

	2011	2010	2009	2008	2007
Basic Rate	$51.80	$50.00	$45.50	$43.50	$40.75
Expanded Basic Rate	5.65	5.65	5.65	5.65	6.40
HBO Rate	15.75	14.75	16.00	13.25	12.50
Cinemax Rate	12.25	12.25	11.50	10.75	10.00
Showtime Rate	15.25	14.75	14.00	13.75	13.00
Encore Rate	4.00	4.00	4.00	3.50	3.50
Starz Rate	10.25	9.75	9.00	8.25	7.50
Digital Rate (Incremental)	7.25	7.25	7.00	7.00	7.00
Internet Rate	41.65	39.75	39.25	39.25	38.00
Phone Rate	35.00	35.00	33.00	30.00

Operating expenses, excluding general and administrative, programming expenses, depreciation expenses, loss on impairment of franchise agreement and loss on disposal of assets totaled $1,019,664 for the year ended December 31, 2011, representing an increase of approximately 10% from $929,974 for the year ended December 31, 2010. This increase is primarily attributable to increased operating salaries, pole, duct, and site expenses, vehicle operating expenses, system utilities and regional management expenses offset by a decrease in system maintenance expense and operating overhead expenses. Employee wages, which represent the largest component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.

General and administrative expenses totaled $2,720,476 for the year ended December 31, 2011, representing an increase of approximately 3% from $2,647,937 for the year ended December 31, 2010. The increase is primarily attributable to increases in net bad debt expense, administrative and accounting services, copying and printing, and telephone expense.

Programming expenses totaled $3,949,412 for the year ended December 31, 2011, an increase of 5% from $3,757,443 for the year ended December 31, 2010. The increase is attributable to higher costs charged by various video program suppliers, retransmission fees for carriage of certain local broadcast signals and costs associated with the increased penetration of high-speed Internet and telephone services, offset by decreased basic subscribers from 9,854 as of December 31, 2010, to 9,114 as of December 31, 2011. Rate increases from video program suppliers, and increases in the number of customers to the Partnership’s high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $1,218,698 for the year ended December 31, 2011, representing a decrease of approximately 1% from $1,230,389 for the year ended December 31, 2010. This is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Loss on impairment of franchise agreement totaled $615,000 for the year ended December 31, 2010, and resulted from the write down of the carrying value of the franchise agreements associated with its Toccoa, GA system to its fair value.

System sales transaction costs totaled $233,338 for the year ended December 31, 2011, and consists primarily of costs incurred in connection with the proposed sale of the Partnership’s assets.

The Partnership received escrow proceeds and accrued interest of $131,843 as a result of the termination of the purchase and sale agreement with Green River. The escrow proceeds were recorded as other income during the first quarter of 2011.

In 2011, the Partnership generated income from operations of $689,747 compared to $371,200 in 2010. The Partnership has generated positive operating income in each of the last three years, and management anticipates that this trend will continue.

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

The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month) exclusive of promotional prices and bundled product discounts:

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

LIQUIDITY AND CAPITAL RESOURCES

During 2011, the Partnership’s liquidity was generated from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable, Internet and telephone services. During 2011, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital and capital expenditures, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2012 obligations.

2011

Net cash provided by operating activities totaled $1,829,323 for the year ended December 31, 2011. Adjustments to the $689,747 net income for the period to reconcile to net cash provided by operating activities consisted of depreciation of $1,218,698 and loss on sale of assets of $3,098, offset by escrow proceeds of 131,843 and changes in other operating assets and liabilities of $49,623.

Net cash used in investing activities for the year ended December 31, 2011, totaled $989,386 and consisted of $1,131,225 in purchases of property and equipment offset by escrow proceeds of $131,843 and proceeds from the sale of assets of $9,996.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has working capital requirements for minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2011, and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years
Minimum operating lease payments	$9,333	9,333	—	—	—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2012.
(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $209,795 in 2011.

Capital Expenditures

During 2011, the Partnership paid $1,131,225 for capital expenditures. These expenditures include the continued construction of fiber and quality assurance projects to upgrade the plant providing increased capacity in all systems, vehicle replacements, as well as customer premise equipment to receive all communications services provided by the Partnership.

Due to the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during 2012 is uncertain. Capital expenditures will be affected to the extent an asset sale is completed, however no assurances can be given that such a sale will take place. Planned expenditures include potential line extension opportunities and the purchase of customer premise equipment.

POTENTIAL SALE OF SYSTEMS

In October the Partnership entered into three purchase and sale agreements to sell all of its operating assets and franchise rights of its cable systems.

On October 12, 2011, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system in and around the community of Sandersville, Georgia to Charter Communications, LLC (“Charter”), an unaffiliated third party. The transaction is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. The Partnership will ask the limited partners to approve the sales in March of 2012.

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

On October 14, 2011, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable systems in and around the community of Toccoa, Georgia to Truvista Communications of Georgia, LLC (“Truvista”), an unaffiliated third party. The transaction is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. The Partnership will ask the limited partners to approve the sales in March of 2012.

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

On October 21, 2011, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system in and around the community of Vidalia, Georgia to Northland Cable Television, Inc., an affiliate of Northland Communications Corporation, the managing general partner of the Partnership. The transaction is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. The Partnership will ask the limited partners to approve the sales in March of 2012.

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

The sale of the Partnership’s assets pursuant to the aforementioned purchase and sale agreements represents the sale of substantially all of the Partnership’s assets. Pursuant to the partnership agreement, the sale of all or substantially all of the Partnership’s assets requires the affirmative vote of the holders of a majority of the outstanding limited partnership units. The Partnership will ask the limited partners to approve the sales in March of 2012.

The proposed transactions will be adopted if holders of a majority of the outstanding units of limited partnership interest (not including any such units held by the managing general partner or its affiliates) vote to approve the sale of substantially all of the Partnership’s assets.

Pursuant to the terms of the partnership agreement, the Partnership will be dissolved upon the sale of all, or substantially all of its assets, and the managing general partner will wind up the business and affairs of the Partnership without requiring any further consent or vote by the limited partners. Accordingly, if the proposed transactions close as planned, the managing general partner will commence the dissolution and winding up of the Partnership during the first half of 2012.

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

Fees for legal and accounting activities in connection with the potential sale of Partnership’s systems amounted to $233,338 for 2011, and have been expensed as incurred within system sales transaction costs in the accompanying statement of operations.

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

TRANSACTIONS WITH MANAGING GENERAL PARTNER AND AFFILIATES

Management Fees

The Managing General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to operations by the Managing General Partner were $485,069, $478,278, and $475,152 for 2011, 2010, and 2009, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the Managing General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $720,860, $658,394, and $621,440 for 2011, 2010, and 2009, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the Managing General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership received $69,996, $56,365, and $31,641 in 2011, 2010, and 2009, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the Managing General Partner, was formed to provide billing system support to cable systems owned and managed by the Managing General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2011, 2010, and 2009, the Partnership’s operations included $141,513, $212,074, and $206,243, respectively, for these services. Of this amount, $20,859, $90,647, and $118,958 were capitalized in 2011, 2010, and 2009, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $157,252, $147,817, and $150,386, in payments received under the terms of this agreement during 2011, 2010, and 2009, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is not subject to market risks arising from changes in interest rates as a result of the Partnership paying off the outstanding balance of its credit facility on April 29, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Partnership for the years ended December 31, 2011, 2010 and 2009 are included as a part of this filing (see Item 15 (a) below).

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2011, the Partnership’s internal control over financial reporting was effective.

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

JOHN S. WHETZELL (AGE 70). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 38 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

JOHN E. IVERSON (AGE 75). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Iverson has a Juris Doctor degree from the University of Washington. He became a member of the Washington State Bar Association in 1962 and retired as a member of the Seattle law firm of Ryan, Swanson & Cleveland, P.L.L.C. in 2009. Mr. Iverson is a Trustee and the past Chairman of the Board of the Pacific Northwest Ballet Association and is a member and the past President of, and past Foundation President for, Seattle Rotary No. 4.

RICHARD I. CLARK (AGE 54). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 32 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

GARY S. JONES (AGE 54). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

RICHARD J. DYSTE (AGE 66). Mr. Dyste serves as Chief Operating Office of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in August 1986. Mr. Dyste is responsible for the operations all Northland cable systems with regard to customer service, financial, and technical performance as well as execution of the system marketing and sales plans. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. Until May of 2011 Mr. Dyste served as Senior Vice President – Technical Services with additional responsibilities for operations in Texas and the West Coast. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

H. LEE JOHNSON (AGE 68). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 43 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

R. GREGORY FERRER (AGE 56). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

MATTHEW J. CRYAN (AGE 47). Mr. Cryan is Vice President - Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

RICK J. MCELWEE (AGE 50). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a then regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

PAUL MILAN (AGE 50). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.

STEVEN M. TANABE (AGE 39). Mr. Tanabe joined Northland as a Financial Analyst in March of 1998 and currently serves as Vice President – Operations. Mr. Tanabe is responsible for maintaining relationships with program suppliers, assisting with negotiation and compliance of programming supplier agreements and website development. Additional responsibilities include the review and development of budget and reporting models and other project management functions. Mr. Tanabe received his Bachelor of Science in Business Administration with a concentration in Finance from the University of Oregon in 1994 and his Masters in Business Administration from Seattle University in 2001.

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

Code of Ethics

The Partnership does not currently have a code of ethics. The Partnership has only 27 employees and the Northland executives, together with the NTC and Northland boards, manage all oversight functions. With so few employees, none of whom have executive oversight responsibilities, the Partnership does not believe that developing and adopting a code of ethics is necessary. Northland and NTC also do not have a code of ethics; but will consider whether adopting a code of ethics is appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner and affiliates during 2011 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2011 (see Items 15 (a) and 13 (a)  below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	CERTAIN BENEFICIAL OWNER AND MANAGEMENT. Security ownership of management as of December 31, 2011 is as follows:

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
General Partner’s Interest	Northland Communications Corporation 101 Stewart Street Suite 700 Seattle, Washington 98101	(See Note A)	(See Note A)

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

(b) CHANGES IN CONTROL. None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

Management Fees

The Managing General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to operations by the Managing General Partner were $485,069, $478,278, and $475,152 for 2011, 2010, and 2009, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the Managing General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $720,860, $658,394, and $621,440 for 2011, 2010, and 2009, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the Managing General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership received $69,996, $56,365, and $31,641 in 2011, 2010, and 2009, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the Managing General Partner, was formed to provide billing system support to cable systems owned and managed by the Managing General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2011, 2010, and 2009, the Partnership’s operations included $141,513, $212,074, and $206,243, respectively, for these services. Of this amount, $20,859, $90,647, and $118,958 were capitalized in 2011, 2010, and 2009, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $157,251, $147,817, and $150,386, in payments received under the terms of this agreement during 2011, 2010, and 2009, respectively.

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

(b) CERTAIN BUSINESS RELATIONSHIPS. None.

(c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2011 and 2010 have been allocated by management and are set forth below.

	Year Ended December 31,
	2011	2010
Audit fees	$137,185	$144,970

Total	$137,185	$144,970

Audit fees for the fiscal years ended December 31, 2011, and 2010 were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Director’s of the Managing General Partner’s Parent pre-approves all audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b)	REPORTS ON FORM 8-K :

Form 8-K filed on October 11, 2011, disclosing the entry of a purchase and sale agreement to sell the operating assets and franchise rights of its cable systems in and around the community of Sandersville, Georgia to Charter Communications, LLC (“Purchaser”), an unaffiliated third party. The transaction is expected to close by the end of March 2012, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners.

Form 8-K filed on October 14, 2011, disclosing the entry of a purchase and sale agreement to sell the operating assets and franchise rights of its cable systems in and around the community of Toccoa, Georgia to Truvista Communications of Georgia, LLC (“Purchaser”), an unaffiliated third party. The transaction is expected to close by the end of March 2012, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners.

Form 8-K filed on October 21, 2011, disclosing the entry of a purchase and sale agreement to sell the operating assets and franchise rights of its cable systems in and around the community of Vidalia, Georgia to Northland Cable Television, Inc. (the “Purchaser”), an affiliate of Northland Communications Corporation, the managing general partner of the Partnership. The transaction is expected to close by the end of March 2012, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners.

(c)	EXHIBITS:

4.1	Forms of Amended and Restated Certificate of Agreement of Limited Partnership(1)

10.1	Brenham Franchise (2)

10.1	Amendment to Brenham Franchise (4)

10.3	Washington County Franchise (2)

10.4	Island County Franchise (Amended) (2)

10.5	Bay City Franchise (2)

10.6	Sweeney Franchise (2)

10.7	West Columbia Franchise (2)

10.8	Wharton Franchise (2)

10.9	Tenneco Development Corp. Franchise (3)

10.10	Sequim Franchise (1)

10.11	Clallam County Franchise (1)

10.12	Credit Agreement with National Westminster Bank USA (1)

10.13	First, Second and Third Amendments to Credit Agreement with National Westminster Bank USA (3)

10.14	Amended and Restated Management Agreement with Northland Communications Corporation (3)

10.15	Operating Management Agreement with Northland Cable Television, Inc. (3)

10.16	Assignment and Transfer Agreement with Northland Telecommunications Corporation dated May 24, 1989 (4)

10.17	Agreement of Purchase and Sale with Sagebrush Cable Limited Partnership (5)

10.18	Fourth, Fifth, Sixth and Seventh Amendments to Credit Agreement with National Westminster Bank USA (6)

10.19	Franchise Agreement with the City of Sequim, WA effective as of May 6, 1992 (7)

10.20	Franchise Agreement with Clallam County, WA effective as of May 29, 1992 (7)

10.21	Eighth Amendment to Credit Agreement with National Westminster Bank USA dated as of May 28, 1992 (7)

10.22	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership (Buyer) and Country Cable, Inc. (Seller) (8)

10.23	Amendment to Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Country Cable, Inc. dated September 14, 1993 (9)

10.24	Commercial Loan Agreement between Seattle-First National Bank and Northland Cable Properties Seven Limited Partnership dated September 24, 1993 (9)

10.25	Franchise Agreement with Island County, WA dated October 4, 1993 (10)

10.26	Franchise Agreement with Skagit County – Assignment and Assumption Agreement dated September 27, 1993 (10)

10.27	Franchise Agreement with Whatcom County – Assignment and Assumption Agreement dated September 27, 1993 (10)

10.28	Amendment to Commercial Loan Agreement dated March 15, 1994 (10)

10.29	Operating and Management Agreement with Northland Cable Television, Inc. dated November 1, 1994 (11)

10.30	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and Southland Cablevision, Inc. (12)

10.31	Asset Purchase Agreement between Northland Cable Properties Seven Limited Partnership and TCI Cablevision of Georgia, Inc. (12)

10.32	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated February 29, 1996 (12)

10.33	Asset purchase agreement between Northland Cable Properties Seven Limited Partnership and Robin Media Group, Inc. (13)

10.34	Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Seattle First National Bank dated December 1, 1997 (13)

10.35	First Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated January 26, 2001 (14)

10.36	Second Amendment to Commercial Loan Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First National Bank) dated March 31, 2002 (15)

10.37	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (16)

10.38	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Seven Limited Partnership and Bank of America (fka Seattle First national Bank) dated May 15, 2003 (17)

10.39	Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated November 3, 2003 (18)

10.40	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and Cequel III Communications I, LLC dated February 2, 2005 (19)

10.41	Purchase and Sale Agreement between Northland Cable Properties Seven Limited Partnership and McDonald Investment Company, Inc. dated February 24, 2005 (19)

10.42	First Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated March 28, 2005 (19)

10.43	Second Amendment to Term Loan Agreement between Northland Cable Properties Seven Limited Partnership and CIT Lending Services Corporation dated August 1, 2005 (20)

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 2, 2012 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 2, 2012 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the Managing General Partner, dated March 2, 2012 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the Managing General Partner, dated March 2, 2012 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002 (21)

101*	The following materials from Registrant’s Quarterly Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on August 6, 1987
(2)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1987.
(3)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the year ended December 31, 1988.
(4)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.
(5)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 1989.
(6)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1990.
(7)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1992.
(8)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1993
(9)	Incorporated by reference from the partnership’s Form 8-K dated September 27, 1993 Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.
(11)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 1993.
(12)	Incorporated by reference from the partnership’s Form 8-K dated March 1, 1996.
(13)	Incorporated by reference from the partnership’s Form 8-K dated December 5, 1997.
(14)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.
(15)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002
(16)	Incorporated by reference from the partnership’s Form 8-K dated March 11, 2003
(17)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003
(18)	Incorporated by reference from the partnership’s Form 10-Q Quarterly Report for the period ended September 30, 2003
(19)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004
(20)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2005
(21)	Incorporated by reference from the partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2001
(22)	Incorporated by reference from the Partnership’s Form 8-K dated July 9, 2007.
(23)	Incorporated by reference from the Partnership’s definitive proxy statement dated December 19, 2007.
(24)	Incorporated by reference from the Partnership’s Form 8-K dated April 4, 2008.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SEVEN LIMITED PARTNERSHIP

By: NORTHLAND COMMUNICATIONS CORPORATION
(Managing General Partner)

Date: 3-2-12	By	/S/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ JOHN S. WHETZELL John S. Whetzell	Chief executive officer of registrant; chief executive officer and Chairman of the board of directors of Northland Communications Corporation	3-2-12

/S/ JOHN E. IVERSON John E. Iverson	Secretary and Director of Northland Communications Corporation	3-2-12

/S/ RICHARD I. CLARK Richard I. Clark	Director of Northland Communications Corporation	3-2-12

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northland Cable Properties Seven Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 2011 and 2010, and the related statements of income, changes in partners’ capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Seattle, Washington

March 2, 2012

NORTHLAND CABLE PROPERTIES

SEVEN LIMITED PARTNERSHIP

Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets
Cash	$1,722,723	882,786
Restricted cash	450,000	—
Accounts receivable (net of allowance of $12,950 and $11,050)	201,934	241,478
Due from affiliates	70,853	96,255
Prepaid expenses	58,036	70,077
Investment in cable television properties:
Property and equipment	23,759,241	22,934,024
Less accumulated depreciation	(17,413,067)	(16,457,125)

	6,346,174	6,476,899
Franchise agreements (net of accumulated amortization of $9,995,974 in 2011 and 2010) (note 3(c))	8,991,966	8,991,966

Total investment in cable television properties	15,338,140	15,468,865

Total assets	$17,841,686	16,759,461

Liabilities and Partners’ Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses	$1,158,717	768,898
Due to managing general partner and affiliates	105,634	99,648
Deposits	25,869	23,970
Subscriber prepayments	234,078	239,304

Total liabilities	1,524,298	1,131,820

Partners’ capital (deficit):
General Partners:
Contributed capital	(25,367)	(25,367)
Accumulated deficit	(1,011)	(7,908)

	(26,378)	(33,275)

Limited Partners:
Contributed capital, net (49,656 units)	16,444,002	16,444,002
Accumulated deficit	(100,236)	(783,086)

	16,343,766	15,660,916

Total liabilities and partners’ capital	$17,841,686	16,759,461

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

SEVEN LIMITED PARTNERSHIP

Statements of Income

Years ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Revenue	$9,701,380	9,565,551	9,503,044

Expenses:
Operating / cost of revenue (including $139,132, $151,422 and $133,054, net, paid to affiliates in 2011, 2010, and 2009, respectively), excluding depreciation and amortization expense recorded below	1,019,664	929,974	906,103
General and administrative (including $1,053,978, $997,137, and $980,068, net, paid to affiliates in 2011, 2010, and 2009, respectively)	2,720,476	2,647,937	2,534,782
Programming / cost of revenue (including $63,477, $53,155, and $39,114, net, paid to affiliates in 2011, 2010, and 2009, respectively)	3,949,412	3,757,443	3,558,244
Depreciation expense / cost of revenue	1,218,698	1,230,389	1,210,034
Loss on impairment of franchise agreement	—	615,000	—
Loss on disposal of assets	3,098	2,323	60,094
System sales transaction costs	233,338	—	—

	9,144,686	9,183,066	8,269,257

Operating income	556,694	382,485	1,233,787
Other income (expense):
Interest income and other expense, net	1,210	(11,285)	(61,827)
Escrow proceeds	131,843	—	—

Net income	$689,747	371,200	1,171,960

Allocation of net income:
General Partners	$6,897	3,712	11,720
Limited Partners	682,850	367,488	1,160,240
Net income per limited partnership unit	14	7	23

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

SEVEN LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital (Deficit)

Years ended December 31, 2011, 2010, and 2009

	General Partners	Limited Partners	Total
Balance, December 31, 2008	(48,707)	16,243,568	16,194,861
Net income	11,720	1,160,240	1,171,960
Distribution declared to Limited Partners	—	(1,241,400)	(1,241,400)

Balance, December 31, 2009	$(36,987)	16,162,408	16,125,421
Net income	3,712	367,488	371,200
Distribution declared to Limited Partners	—	(868,980)	(868,980)

Balance, December 31, 2010	$(33,275)	15,660,916	15,627,641
Net income	6,897	682,850	689,747

Balance, December 31, 2011	$(26,378)	16,343,766	16,317,388

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

SEVEN LIMITED PARTNERSHIP

Statements of Cash Flows

Years ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Cash flows from operating activities:
Net income	$689,747	371,200	1,171,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,218,698	1,230,389	1,210,034
Loss on disposal of assets	3,098	2,323	46,094
Escrow proceeds	(131,843)	—	—
Loss on impairment of franchise agreement	—	615,000	—
Changes in certain assets and liabilities:
Accounts receivable	39,544	91,888	(61,409)
Prepaid expenses	12,041	(4,672)	(3,504)
Accounts payable and accrued expenses	(30,023)	(39,365)	60,474
Due to/from General Partner and affiliates	31,388	(22,120)	(35,981)
Deposits	1,899	1,057	(1,682)
Subscriber prepayments	(5,226)	(10,139)	24,096

Net cash provided by operating activities	1,829,323	2,235,561	2,410,082

Cash flows from investing activities:
Purchase of property and equipment	(1,131,225)	(1,825,664)	(1,566,337)
Proceeds from sale of assets	9,996	2,500	3,000
Escrow proceeds	131,843	—	—
Deposit received on system sales	450,000	—	—
Restricted cash	(450,000)	—	—

Net cash used in investing activities	(989,386)	(1,823,164)	(1,563,337)

Cash flows from financing activities:
Distribution to limited partners	—	(868,980)	(1,241,400)

Net cash used in financing activities	—	(868,980)	(1,241,400)

Increase (decrease) in cash	839,937	(456,583)	(394,655)
Cash, beginning of year	882,786	1,339,369	1,734,024

Cash, end of year	$1,722,723	882,786	1,339,369

Supplemental disclosure of cash flow information:
Capital expenditures in accounts payable at December 31, 2011, 2010 and 2009	$28,156	58,314	87,098

See accompanying notes to financial statements.

(1)	Organization and Partners’ Interests

(a)	Formation and Business

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

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $12,950 and $11,050 at December 31, 2011 and 2010, respectively. Receivables are stated at net realizable value and are written-off when the Partnership deems specific customer invoices to be uncollectible.

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

(d)	Self Insurance

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense for the amount of the loss, net of any amounts to be drawn from the fund. In 2011, 2010, and 2009, the Partnership was required to make contributions and was charged $28,167, $31,379, and $34,659, respectively, by the fund. As of December 31, 2011 and 2010 the fund (related to all Northland entities) had a balance of $877,216, $687,954, respectively. Amounts paid from the fund related to all Northland entities were $101,620, $53,808, and $34,841, in 2011, 2010, and 2009, respectively.

(e)	Revenue Recognition

Cable television and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in operations were $159,712, $261,888, and $316,278 in 2011, 2010, and 2009, respectively.

(f)	Marketing Costs

The Partnership expenses marketing costs as they are incurred. Marketing costs attributable to operations were $75,554, $75,683, and $44,506 in 2011, 2010, and 2009, respectively.

(g)	Segment Information

The Partnership manages its business and makes operating decisions at the operating segment level. The Partnership follows general standards of operating segment aggregation, reporting business activities under a single reportable segment, telecommunications services. Additionally, all of its activities take place in the United States of America.

(h)	Concentration of Credit Risk

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

We measure certain financial assets and financial liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the inputs used to determine fair value. These levels are:

•	Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 - quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 - significant inputs are unobservable for the asset or liability.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2011.

	Total	Level 1	Level 2	Level 3
Cash	$1,722,723	$1,722,723	$—	$—
Restricted cash	$450,000	$450,000	$—	$—

In October the Partnership received initial cash payments of $150,000 and $300,000 as part of the execution of purchase and sale agreements for its Sandersville, GA and Toccoa, GA systems, respectively (See “Escrow Proceeds and Potential Sale of Systems”). The initial cash payment shall be used by the Partnership solely to pay expenses that the Partnership will incur to obtain the approval of the Partnership’s limited partners and a third party fairness opinion in preparation for closing. As of December 31, 2011, the initial cash payments are recorded as restricted cash on the Partnership’s balance sheet.

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

The Limited Partners’ total initial contributions to capital were $9,568,500 ($500 per partnership unit), offset by offering costs, distributions to limited partners and limited partnership unit repurchases through the end of December 31, 2011.

(5)	Transactions with General Partner and Affiliates

(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to operations by the General Partner were $485,069, $478,278, and $475,152 for 2011, 2010, and 2009, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $720,860, $658,394, and $621,440 for 2011, 2010, and 2009, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations received $69,996, $56,365, and $31,641 in 2011, 2010, and 2009, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned or managed by the General Partner. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2011, 2010, and 2009, the Partnership’s operations included $141,513, $212,074, and $206,243, respectively, for these services. Of this amount, $20,859, $90,647, and $118,958 were capitalized in 2011, 2010, and 2009, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $157,252, $147,817, and $150,386, in payments received under the terms of this agreement during 2011, 2010, and 2009, respectively.

(c)	Due from Affiliates

The receivable from the affiliates consists of the following:

	December 31
	2011	2010
Reimbursable operating costs, net	$—	28,359
Other amounts due from affiliates, net	70,853	67,896

	$70,853	96,255

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2011	2010
Management fees	$(2,190)	(2,556)
Reimbursable operating costs, net	61,927	67,319
Other amounts due to General Partner andaffiliates, net	45,897	34,885

	$105,634	99,648

(6)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2011	2010
Land and buildings	$587,659	587,659
Distribution plant	21,351,763	20,350,993
Other equipment	1,738,710	1,684,920
Leasehold improvements	27,452	26,161
Construction in progress	53,657	284,291

	23,759,241	22,934,024
Accumulated depreciation	(17,413,067)	(16,457,125)

Property and equipment, net of accumulateddepreciation	$6,346,174	6,476,899

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31
	2011	2010
Accounts payable	$82,209	137,069
Program license fees	296,468	342,371
Franchise fees	121,694	149,963
Pole rental	42,723	37,976
Payroll	40,699	43,608
Taxes	3,030	15,392
Copyright fees	20,886	19,050
Other	551,008	23,469

	$1,158,717	768,898

(8)	Income Taxes

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

There was no taxable income allocated to the Limited Partners in 2011, 2010 and 2009.

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

The Partnership follows FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a filer’s tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of the ASC did not have a significant impact on the Partnership. The Partnership had $0 in unrecognized tax benefits as of December 31, 2011 and 2010.

(9)	Commitments and Contingencies

(a)	Lease Arrangements

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense attributable to operations, related to these leases was $28,422, $26,872 and $26,766 in 2011, 2010, and 2009, respectively. Minimum lease payments through the end of the lease terms are as follows:

2012	9,333

$9,333

The Partnership also rents utility poles in its operations. Generally, pole rentals are based on pole usage and cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals attributable to operations for the years ended December 31, 2011, 2010, and 2009 was $209,795, $176,835, and $207,735, respectively.

(10)	Escrow Proceeds and Potential Sale of Systems

During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for the operating assets and franchise rights of its cable systems from potential interested parties. Initial expressions of interest, were received late in the second quarter and final offers were received at the end of June.

In October the Partnership entered into three purchase and sale agreements to sell all of its operating assets and franchise rights of its cable systems. The transactions are subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. The Partnership will ask the limited partners to approve the sales in March of 2012.

On October 12, 2011, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system in and around the community of Sandersville, Georgia to Charter Communications, LLC (“Charter”), an unaffiliated third party. The transaction is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. The Partnership will ask the limited partners to approve the sales in March of 2012.

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

On October 14, 2011, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable systems in and around the community of Toccoa, Georgia to Truvista Communications of Georgia, LLC (“Truvista”), an unaffiliated third party. The transaction is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. The Partnership will ask the limited partners to approve the sales in March of 2012.

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

On October 21, 2011, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system in and around the community of Vidalia, Georgia to Northland Cable Television, Inc., an affiliate of Northland Communications Corporation, the managing general partner of the Partnership. The transaction is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. The Partnership will ask the limited partners to approve the sales in March of 2012.

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

The sale of the Partnership’s assets pursuant to the aforementioned purchase and sale agreements represents the sale of substantially all of the Partnership’s assets. Pursuant to the partnership agreement, the sale of all or substantially all of the Partnership’s assets requires the affirmative vote of the holders of a majority of the outstanding limited partnership units. The Partnership will ask the limited partners to approve the sales in March of 2012.

The proposed transactions will be adopted if holders of a majority of the outstanding units of limited partnership interest (not including any such units held by the managing general partner or its affiliates) vote to approve the sale of substantially all of the Partnership’s assets.

Pursuant to the terms of the partnership agreement, the Partnership will be dissolved upon the sale of all, or substantially all of its assets, and the managing general partner will wind up the business and affairs of the Partnership without requiring any further consent or vote by the limited partners. Accordingly, if the proposed transactions close as planned, the managing general partner will commence the dissolution and winding up of the Partnership during the first half of 2012.

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

Fees for legal and accounting activities in connection with the potential sale of the Partnership’s systems amounted to $233,338, and have been expensed as incurred within systems sales transaction costs in the accompanying statement of operations.